Form 10-Q/A
period 2004-10-31
Crown Financial Holdings, Inc.
filed 2005-07-06
CIK 1318309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

Commission File Number 000-51175

CROWN FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	20-2045547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Washington Boulevard, Jersey City, NJ 07310

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (201) 459-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At December 14, 2004, the number of the Registrant’s common stock shares issued and outstanding was 18,463,902.

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “Our” shall mean Crown Financial Group, Inc., and its consolidated subsidiary.

EXPLANATORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended October 31, 2004 of Crown Financial Group, Inc., a New Jersey corporation (“Group”), filed with the Securities and Exchange Commission (“SEC”) on December 15, 2004 (“Filing”). Effective as of January 11, 2005, Group has reorganized into a holding company structure in accordance with Section 10-3(6) of the New Jersey Business Corporation Act (“Reorganization”), whereby Group became a wholly-owned subsidiary of Crown Financial Holdings, Inc., also a New Jersey corporation (“Registrant”). Subsequent to and as a result of the Reorganization, the Registrant became the successor issuer to Group for the purposes of the reporting obligation under the Securities Exchange Act of 1934, as amended. The Registrant filed a Current Report on Form 8-K12G3 on February 23, 2005 disclosing the foregoing.

This Amendment amends the Stock Based Compensation disclosure originally set forth in Note 2 to the Consolidated Financial Statements of the Filing and restates such disclosure in its entirety, including the revised pro forma net loss and net loss per share schedule. All other statements and provisions in the Filing have not been updated and remain unchanged.

As disclosed in Group’s Current Report on Form 8-K filed with the SEC on August 6, 2004, on August 3, 2004, Sky Capital Enterprises Inc. (“Sky Enterprises”) and Sky Capital Holdings Ltd. (“Sky Holdings”, an affiliate of Sky Enterprises) collectively purchased a 24.7% interest in Group. As a result of this transaction, all outstanding options issued pursuant to the 2003 Equity Incentive Plan (the “2003 Plan”) became vested, in accordance with the Change-In-Control provisions of the 2003 Plan. While this accelerated vesting has no impact on the basic financial statements of Group, it does impact the pro forma calculation of net loss and net loss per share determined as if Group had accounted for the stock option plans under the fair value method of SFAS No. 123.

2

Stock Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period) and at termination, any charges related to unvested options are reversed. The Company recognized charges of $2,377 and $15,320 on such grants during the three and nine months ended October 31, 2004, respectively and charges of $8,018 and $164,781 of compensation expense during the three and nine months ended October 31, 2003, respectively.

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest. The Company recognized expenses of $45,790 on such grants during both the three and nine months ended October 31, 2004, while $16,500 and $33,750 was recognized during the three and nine months ended October 31, 2003, respectively.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the three months ended October 31,
	2004	2003
Risk free interest rate	3.23%	2.84%
Weighted average expected life of options (years)	4.00	4.00
Expected volatility of Company’s common stock	181%	170%
Expected dividends	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123:

	For the three months ended October 31,		For the nine months ended October 31,
	2004	2003	2004	2003
Net income (loss) as reported	$140,483	$(784,887)	$(2,202,081)	$(3,998,922)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,832,783)	(205,189)	(6,553,726)	(385,553)
Add: Total stock-based compensation expense as reported	48,167	24,518	61,110	198,531

Pro forma net loss	$(3,644,133)	$(965,558)	$(8,694,697)	$(4,185,944)

Earning per share:
Basic and diluted net income (loss) per share as reported	$0.01	$(0.08)	$(0.15)	$(0.43)
Basic and diluted pro forma net loss per share	$(0.20)	$(0.10)	$(0.61)	$(0.45)

On August 3, 2004, Sky Capital Enterprises Inc and Sky Capital Holdings Ltd. (an affiliate of Sky Enterprises) collectively purchased a 24.7% interest in the Company. As a result of this transaction, all outstanding options issued pursuant to the 2003 Equity Incentive Plan (the “2003 Plan”) became vested, in accordance with the Change-In-Control provisions of the 2003 Plan. This accelerated vesting impacts the pro forma calculation of net loss and net loss per share pursuant to SFAS No. 123 because the unamortized value of the impacted options is charged to expense as of the accelerated vesting date.

The weighted average fair value of the stock options granted was $0.38 and $0.95 for the three and nine months ended October 31, 2004, respectively and the weighted average fair value of the stock options granted was $2.45 and $2.34 for the three and nine months ended October 31, 2003, respectively.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 5th day of July, 2005.

CROWN FINANCIAL HOLDINGS, INC.

By:	/s/ Jeffrey M. Hoobler
Jeffrey M. Hoobler Interim Chief Executive Officer and Interim President (Principal Executive Officer)

By:	/s/ Robert S. Thornton
Robert S. Thornton Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

4