Form 10-K
period 2005-01-31
Crown Financial Holdings, Inc.
filed 2005-07-06
CIK 1318309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51175

CROWN FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	20-2045547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Newport Tower, 525 Washington Blvd., Jersey City, New Jersey 07310

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 459-9500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 28, 2005, 18,463,902 shares of Common Stock, $0.01 par value, of the registrant (the “Common Stock”) were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,291,588 based on the closing price of $0.50 per share on July 30, 2004.

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “Our” shall mean Crown Financial Holdings, Inc., and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere as appropriate. This Annual Report on Form 10-K, including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding.

AVAILABLE INFORMATION

Our reports, proxy and information statements and other information filed with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 (1-800-SEC-0330), and are also available from the SEC’s website. The SEC’s Internet address is http://www.sec.gov. The Company provides a link to our filings at the SEC’s website on the Company’s website, http://www.crownfin.com . Information at our website is not part of this Annual Report on Form 10-K.

FISCAL YEAR

We use January 31 as our year end for financial reporting, and references herein to “fiscal 2005” refer to the year ended January 31, 2005, and references to other “fiscal” years refer to the year that ended on January 31 of the year indicated.

PART I

Item 1. Business.

OVERVIEW

Crown Financial Holdings, Inc., a New Jersey corporation (“Crown Holdings”), was incorporated in November 2004 to effect the holding company reorganization (“Reorganization”) of Crown Financial Group, Inc., a New Jersey corporation (“Group”), in accordance with Section 10-3(6) of the New Jersey Business Corporation Act. Group was incorporated as M.H. Meyerson & Co., Inc. in 1960 under the laws of the state of New Jersey. M.H. Meyerson & Co., Inc. completed its initial public offering in 1997 and commenced trading on the Nasdaq Stock Market under stock symbol “MHMY”. In August of 2003, M.H. Meyerson & Co., Inc. began doing business as “Crown Financial Group, Inc.” and subsequently amended its trading symbol to CFGI. The formation of Crown Holdings is further discussed below. Prior to February 18, 2005, Group was a registered broker dealer engaging in market making activities in excess of approximately 7,000 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board and the Pink Sheets.

CESSATION OF OPERATIONS

During the past four fiscal years the Company had incurred net losses of approximately $5.8 million in fiscal 2005, $5.2 million in fiscal 2004, $7.5 million in fiscal 2003 and $14.8 million in fiscal 2002. As a result, the Company’s stockholders’ equity decreased from approximately $21.9 million at January 31, 2001 to $0.6 million at January 31, 2005.

As a result of Group’s limited net capital, on February 18, 2005, Group voluntarily ceased market making operations, which had the effect of reducing Group’s SEC net capital requirement. Subsequently, most of the Company’s trading, sales and information technology development professionals were terminated since Group was no longer licensed to make markets and the Company needed to conserve cash.

On May 20, 2005, Group submitted to the SEC a notification in compliance with Rule 17a-11 (the “Notice”) under the Exchange Act, to report that it was not in compliance with the broker-dealer $100,000 minimum net capital requirement. To date, Group has not resumed net capital compliance.

On May 23, 2005, the NASD staff issued a letter to Group acknowledging receipt of the Notice and stating that as a broker-dealer firm out of compliance with the net capital requirements under the Exchange Act, Group and the responsible individuals at Group were required to cease conducting a securities business, unless it involved certain enumerated liquidating transactions. Violations of the foregoing restrictions may result in formal disciplinary or other regulatory actions. Consequently, Group conducts no securities business and has not done so since late February, shortly after it ceased market making activities.

Management has taken a number of actions to lower costs and to improve the Company’s liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. In addition, the Company has negotiated settlements with certain vendors, resulting in a reduction of outstanding liabilities of approximately $580,000 through June 28, 2005. During March 2005, the Company undertook a private offering of convertible preferred stock and through June 28, 2005 has raised $1.1 million through such offering.

As of June 28, 2005, the Company employs a total of 26 full-time persons, whose primary roles are: 3 trading and sales, 6 information systems technology, 4 senior management, 3 back office personnel, 3 legal and compliance, 1 in human resources, 5 finance, and 1 investment banking. At June 28, 2005, the Company had liquid assets (cash and cash equivalents, deposits with clearing brokers, receivables from clearing brokers, and marketable securities) of approximately $800,000, and liabilities of approximately $1,500,000, exclusive of $2,000,000 in subordinated loans outstanding.

The Company currently estimates that it will need to raise a minimum of $5 million of additional capital (plus the extension of the Company’s existing subordinated loan from its clearing broker, which is presently due to expire in August, 2005) in order to obtain the level of net capital that would be required for the Company to resume its securities business. The Company has been in discussions with various potential sources of such capital, but to date no definitive agreements have been reached and there can be no assurance that the Company will be able to obtain such capital on acceptable terms before its current sources of cash are exhausted.

If the Company is able to obtain the required capital, it intends to reenter businesses that are permitted to be conducted immediately (institutional agency and proprietary trading business) and to file a Market Maker Application with the NASD to resume market making activities. The Company anticipates that the NASD’s review of such application could take between one and six months. If such application were approved, the Company would then seek to (re)hire trading, technical and financial personnel, and attempt to regain the clients that utilized its market making services prior to the cessation of market making services, or replace them with new clients. The Company would also resume certain technology initiatives to pursue the realization of the value of the Company’s proprietary software. There can be no assurance that the Company will be successful in any of these steps.

If the Company is permitted to resume market making activities, the Company intends to launch a focused market making effort, with an emphasis on the more profitable OTC Bulletin Board and Pink Sheet securities.

If the Company is unable to successfully implement the steps described above, it may be forced to liquidate, and with respect to Group, the Company’s broker-dealer subsidiary (which holds the majority of the Company’s assets), it is possible that such liquidation might have to be carried out under Chapter 7 of the United States Bankruptcy Code.

The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets, other than the impairment loss associated with abandoned capitalized software projects (see Note 6 of the Consolidated Financial Statements, “Impairment of Capitalized Software”), or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The report of Marcum & Kliegman LLP with respect to their audit of the Company’s fiscal 2005 consolidated financial statements includes an emphasis paragraph concerning the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern.

ORGANIZATION OF HOLDING COMPANY

The holding company organizational structure was effected after the close of business on January 11, 2005 pursuant to an Agreement and Plan of Merger dated as of January 11, 2005 (the “Merger Agreement”), by and among Crown Holdings, Group and CFGI Merger Sub, Inc. (“Merger Sub”), a New Jersey corporation and a wholly-owned subsidiary of Crown Holdings. The Merger Agreement provided for the merger (the “Merger”) of Merger Sub with and into Group, with Group as the surviving corporation. Pursuant to Section 10-3(6) of the New Jersey Business Corporation Act shareholder approval was not required for the Merger. As a result of the Merger, Group is now a wholly-owned subsidiary of Crown Holdings.

By virtue of the Merger, each share of Group’s outstanding common stock was converted, on a share for share basis, into a share of common stock of Crown Holdings. As a result, each shareholder of Group became a shareholder of an identical number of shares of common stock of Crown Holdings. Additionally, each outstanding option or warrant to purchase shares of Group’s common stock was automatically converted into an option or warrant to purchase, upon the same terms and conditions, an identical number of shares of Crown Holdings’ common stock.

The conversion of shares of capital stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding capital stock of Group are deemed to represent the same number of shares of capital stock in Crown Holdings. Crown Holdings’ common stock will continue to be listed on the Pink Sheets under the symbol “CFGI”.

Pursuant to Section 10-3(6) of the New Jersey Business Corporation Act, the provisions of the certificate of incorporation and bylaws of Crown Holdings are consistent with those of Group prior to the Merger. The authorized capital stock of Crown Holdings, the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also consistent with those of Group’s capital stock immediately prior to the Merger. The directors of Crown Holdings are the same individuals who were directors of Group immediately prior to the Merger. The holding company reorganization was tax free to shareholders.

DIVISIONS AND OPERATIONS

The Company’s business consists of the following:

Broker Dealer Sales

The Broker Dealer Sales Group provided execution services to correspondent broker dealers and was dedicated to ensuring that orders, the majority of which were electronically transmitted, were executed efficiently, effectively; pursuant to client specifications and best execution guidelines. Our broker-dealer clients included global, national and regional broker-dealers and on-line brokers.

Institutional Sales Group

The Company’s Institutional Sales Group was responsible for servicing institutional clients’ order execution and trade allocations. Our institutional sales force was experienced in effectively addressing the trade execution needs of our clients, and was dedicated to growing and maintaining execution-based relationships with institutions and ensuring a high level of execution quality. Our institutional clients primarily included mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments.

Over-The-Counter Market Making & Listed Trading

The Company’s Over-The-Counter Market Making and Listed Trading Desk serviced block transactions in stocks listed on Nasdaq, the NYSE and AMEX. We were a leading market maker trading in over 7,000 securities listed on Nasdaq National Market System, Nasdaq SmallCap Market, the OTC Bulletin Board and the Pink Sheets. Based on information published by Autex/BlockDATA for calendar year 2004, we were ranked eighth in share volume in the OTC Bulletin Board and ninth in the Nasdaq SmallCap Market. As a market maker, we provided trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers.

The Company had expanded its trading department to trade in stocks listed on foreign exchanges such as the Euronext, the Australian Stock Exchange, the Tokyo Stock Exchange and the Hong Kong Stock Exchange through the Company’s International Trading Group. We displayed the prices at which we were willing to bid, meaning buy, or ask, meaning sell, these securities and adjust our bid and ask prices in response to the forces of supply and demand for each security. When acting as principal, we committed our own capital and derived revenues from the difference between the price paid when securities were bought and the price received when those securities were sold. We also provided trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively.

Retail Client Services

The Company exited the retail segment of its business based on its assessment that these activities do not support our core business. We completed the transfer of the majority of our retail customer accounts to another firm on March 27, 2004.

Investment Banking

Historically, the Company’s investment banking activities had focused on developing small-cap companies. The Company pursued investment banking transactions and services spanning both debt and equity on an agency basis, but resources devoted to this business were reduced during the last two fiscal years.

BUSINESS PLAN

Contingent upon obtaining required financing and necessary NASD approvals, management intends to increase its revenue through various initiatives while maintaining discipline on cost controls to generate earnings. In response to Crown’s current operational condition, as described above, management has modified its original business model. Group intends to utilize its business relationships to facilitate order flow from external retail and institutional sources. Group will engage in market making operations by means of the traditional facilitation of transactions through the limited commitment of capital and the application of sophisticated trading methodologies. Because of characteristically higher margins and lower business costs, Group will initially focus its market making activities on the OTC Bulletin Board (“OTCBB”) and Pink Sheet securities and will accommodate customer orders for trade execution on other exchanges. Initial order facilitation will result from strategic investors and relationships. To further augment that order flow, Group will commence with the creation of a concentrated Sales Department that will consist of two entities: Institutional Sales and Broker Dealer Sales. The Institutional Sales Department will target clients such as hedge funds, mutual fund managers, large investment advisors and other institutions. The Broker Dealer Sales Department will focus its resources on national and regional brokerages, wire houses and European Banks. Group will clear its securities transactions on a fully disclosed basis with Goldman Sachs Execution and Clearing, LP.

Products

Market Making. Group has currently ceased all market making activities. After obtaining and completing a financing, as well as the filing and NASD approval of Group’s Market Maker Application, Group will commence making markets in securities listed on the OTC Bulletin Board and Pink Sheets. Additionally, the Company will make markets in select NASDAQ securities.

Low Cost Execution Services. Group will implement a low cost structure intended to attract Broker/Dealer customers and preserve profits. Group’s ability to maintain low daily fixed operating expenses will allow for Crown to generate economies of scale, which can be passed along to customers through competitive executions and pricing schedules.

Fee Based Trading. As directed, Group will transact business on an agency or riskless principal basis with an attached commission (agency) or markup/markdown (riskless principal). Group will facilitate this business in the Nasdaq, OTCBB and Pink Sheet markets, as well as the Exchanges.

Investment Banking. Consistent with Crown’s market making strategy Group will initially provide investment banking placement agent and financial advisory services for developmental and micro cap companies. Group will utilize its industry relationships to place securities for a negotiated commission.

Technology. The Company’s technology strategy seeks to blend vendor outsourcing and proprietary innovation. Crown will continue to develop new execution products to in response to changes in market structure and customer trading strategies. Although other firms may offer their own brand of execution software (“tactic”) suites, Crown’s plans to maintain a tactic suite that offers:

•	The capital commitment, anonymity, and dedication to best execution, and sophisticated automated market making technologies required to compete, on our customers behalf, in today’s millisecond, sub-penny markets.

•	Multiple execution modes ranging from automatic internalized execution, automatic takeout, and pegged order posting execution.

•	Market center aggregation technology that uncovers liquidity from Super Montage participants, all major ATS’ and ECNs, and our own book.

•	Tactic engine technology that rivals that of the biggest players in the industry.

Clearing Arrangements

The Company clears its securities transactions on a fully disclosed basis with Goldman Sachs Execution and Clearing (“GSEC”), formerly Spear, Leeds & Kellogg. The Company maintained several retail accounts with Fiserv Securities, Inc. (“Fiserv”) until the termination of our clearing relationship on April 26, 2005. The Company also utilized GSEC’s Redibook Plus as an available service for the trading departments. In addition, the Company entered into a $2,000,000 NASD approved subordinated loan agreement with GSEC on June 3, 1997, effective August 1, 1997, which originally matured on August 31, 1999 and subsequently extended to August 31, 2005.

On January 20, 2005, GSEC indicated that it did not intend to renew the $2,000,000 subordinated loan that matures on August 31, 2005. Subsequently, GSEC has agreed to reconsider, contingent on the Company securing additional financing. The Company intends to request that GSEC extend the maturity of the subordinated loan, upon completion of a financing. There can be no assurance that we will be successful in obtaining this financing or extending this loan. Even if successful, the terms and provisions of the loan may not be favorable to us.

The Company does not hold client funds or securities and does not directly process back office operations. All clearing activities are carried on a fully disclosed basis with our clearing brokers. These clearing services are furnished to the Company and its clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if the Company’s customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which the Company cannot collect from our customer, the Company is generally liable for such losses. The Company maintains its back office and compliance divisions to supervise its activities generally and to ensure financial and regulatory compliance with applicable rules.

CHANGES IN MANAGEMENT

On March 25, 2004, our Chief Executive Officer, John Leighton, was granted a paid administrative leave and an interim President and Chief Executive Officer, Charles B. Kennedy, was appointed. Mr. Kennedy voluntarily resigned his interim positions on March 10, 2005 and Jeffrey Hoobler was appointed interim Chief Executive Officer and President of the Company. There is no assurance that this major restructuring of our senior management and the accompanying distractions, in this environment, will not adversely affect our results of operations.

VENDORS

The Company uses numerous third party vendors to obtain market data and software, including stock quotations, stock trading charts, news and financial data. The Company has alternate sources for these services and, accordingly, does not consider itself dependent on any one or more of these suppliers. However, the termination of certain vendor relationships would likely result in an adverse effect on our business. The Company reviews its relationships with vendors regularly and replaces certain vendors as needed to maintain the most cost effective and efficient network available for its traders and representatives. Given the Company’s current financial difficulties, we have been behind on our payments to most vendors and it has been necessary to negotiate settlement agreements with several vendors. As a result, relationships with many vendors are currently strained.

Currently certain essential services have been terminated and others may be terminated as a result of a lack of payment or other factors relating to our current financial condition. If we are successful in raising capital and resuming market making activities, we will need to either become current in our outstanding liabilities or negotiate favorable terms to resume services with these vendors.

COMPETITION

The securities industry is very competitive and, with technical innovation, is becoming even more so. Accordingly, the Company seeks to compete based upon our strengths, which include:

•	quality of execution

•	customer service

•	superior technology

•	robust trading systems

•	universal electronic connectivity

•	relationships with our broker-dealer and institutional clients

The Company utilizes what it considers the best and most reliable information technologies to compete and continually enhance the quality of services provided. The Company competes with large and small brokerage firms, which utilize both traditional methods and electronic commerce to transact their business.

The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources. Many of these competitors offer a wider range of financial services. The Company’s strategy to bridge this gap is to focus on its core businesses of execution services and create alliances with third party market product vendors thus broadening its product line without the need for significant capital outlay. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

Market makers also compete against alternative trading venues, such as electronic communications networks, commonly referred to as ECNs. ECNs provide market participants with the ability to trade securities anonymously, manage inventory and obtain immediate display of their limit orders. ECNs provide a neutral forum in which third parties can display and match their limit orders, but unlike market makers, do not commit capital or provide enhanced liquidity to the marketplace. As a result, ECNs are more attractive to the marketplace for transactions in highly liquid securities, such as those in the Nasdaq 100, than for transactions in less liquid securities. ECNs have the ability to charge access fees to counterparties who access their liquidity. ECNs also account for a small, but rising, portion of listed share volume.

In addition, over the past few years, competition for order flow in the U.S. equity markets has intensified due to the implementation of the SEC Rules 11Ac1-5 and 11Ac1-6. These rules, applicable to broker-dealers add greater disclosure to execution quality and order-routing practices. Rule 11Ac1-5 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 11Ac1-6 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary requirement to seek to obtain best execution for their customers’ orders.

GOVERNMENT REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Company is registered as a broker-dealer with the SEC and NASD. Much of the regulation of broker-dealers has been delegated to self-regulated organizations, principally the NASD, Nasdaq and national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct regular and periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Significant legislation, rule-making and market structure changes have occurred over the last few years that have had an impact on the Company. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price increment, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our profitability. Second, in 2002, Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market as quotes and orders are treated the same. Under SuperMontage, market makers and ECNs are able to show trading interest at five different price levels, allowing investors to see individual and aggregated interest across all market participants at the National Best Bid or Offer (“NBBO”) and four additional layers above or below the NBBO. Third, the introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges has created market fragmentation. This lack of linkage between market centers has resulted in an increase in locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the U.S. Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in corporate governance. This far reaching legislation has significantly affected public companies by enacting provisions covering corporate governance, board of directors and audit committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence. The SEC also responded by, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and other SEC filings.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other U.S. governmental regulatory authorities, or the NASD. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers.

The NASD and Net Capital Requirements

Regulatory bodies, including the NASD, are charged with safeguarding the integrity of the securities industry or marketplace and with protecting the interests of investors participating in those markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

Restatement Net Capital Deficiencies

The SEC, NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As part of the Restatement (see Note 3 of Notes to Consolidated Statements, “Restatement and Restatement Costs”), the Company restated its net capital, as defined, in accordance with the restated Consolidated Financial Statements for the period from January 31, 2002 to January 31, 2004. The Company was required to, but did not maintain minimum net capital, in accordance with SEC rules, of $1,000,000. The Company had net capital that was less than that required by the SEC’s Uniform Net Capital Rule in 13 of 25 month-end periods. As of January 31, 2005, the Company had total net capital of $1,001,794, which is $1,794 in excess of the Company’s minimum net capital requirement of $1,000,000. The NASD and the SEC (see the discussion titled “The SEC” for additional details related to the SEC investigation) have investigated the restatements and the circumstances that led to the restatements. The Company cooperated with both investigations.

The Company concluded an understanding in principle with the staff of the NASD, and on November 24, 2004 submitted a Letter of Acceptance, Waiver and Consent (“AWC”) consistent with that understanding to the NASD for the purpose of proposing a settlement of the certain rule violations alleged by the NASD arising from the previously described circumstances. On or about December 23, 2004, the AWC was accepted by the NASD’s Department of Enforcement and National Adjudicatory Council Review Subcommittee or Office of Disciplinary Affairs.

The AWC states that Crown accepts and consents, without admitting or denying the allegations or findings, prior to a hearing and without an adjudication of any issue of law or fact, to the entry of the findings by the NASD (i) that from April 2002 through February 2003, Crown failed to accrue substantially all of its liabilities and to record such liabilities in its financial statements, (ii) that from in or about April 2002 through in or about February 2003, Crown prepared financial statements and filed certain periodic reports with the SEC and NASD that contained material misstatements, and (iii) that Crown allegedly conducted a securities business while failing to maintain the minimum required net capital, thereby violating Section 15(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 15c3-1 thereunder, Section 17(a) of the Exchange Act and Rules 17a-3 and 17a-5 thereunder, and NASD Conduct Rules 3110 and 2110. Crown also consented to a censure and a fine of $50,000, which has been recorded in the accompanying Consolidated Statement of Operations for the year ended January 31, 2005.

Other Net Capital Deficiencies

On April 21, 2004, the Company filed notice to the SEC and NASD in compliance with Rule 17a-11(b)(1) of the Exchange Act, of the Company’s April 1, 2004 intra-day net capital deficiency, including a detailed accounting of the events that led to the deficiency. This deficiency arose, in part, due to a failure of the Company’s computerized primary risk management and assessment tool. On the morning of April 1, 2004, the Company received a significant increase in program trading volume and the impact on the Company’s trading positions went undetected for a period of time due to a failure of the computer system. When the computer risk and assessment system was restarted and magnitude of the positions became apparent, the Company took immediate action to stop accepting the program trades and to reduce its trading positions in order to assess its capital position and to analyze the sequence of events that led to the system failure. As of the close of business on April 1, 2004, the firm was back in net capital compliance. As a result of the preliminary investigation, which took several weeks to compile, the Company determined that a supervisory failure, in combination with the system failure, were the causal factors of the deficiency. As corrective actions, (1) personnel changes, including suspensions and demotions, were executed and (2) the Company developed a separate, redundant computerized risk management and assessment system.

On February 17, 2005, the NASD staff advised the Company that it was not in compliance with the minimum net capital requirements of the Exchange Act as of February 14, 2005. The NASD staff alleged that the Company’s non-compliance with the net capital requirements was a result of the Company’s recording of certain transactions relating to its reorganization into a holding company structure which was completed as of January 11, 2005. The Company remains in a dialogue with the NASD staff with respect to this matter.

Since the Company ceased market making activities on February 18, 2005, the Company has periodically filed notice with the SEC and NASD in compliance with Rule 17a-11 of the Exchange Act that (1) its aggregate indebtedness was in excess of 1,200 percent of net capital, which is an early warning level in accordance with the rule, or (2) its aggregate indebtedness was in excess of 1,500 percent of net capital, which indicates that net capital was below the minimum requirement of the rule. These deficiencies were typically temporary in nature, since the Company would subsequently obtain financing and would once again be back in net capital compliance. Group was not conducting a securities business since late February, shortly after it ceased market making activities.

On May 20, 2005, the Company submitted to the SEC and NASD a notification in compliance with Rule 17a-11 (the “Notice”) under the Exchange Act, to report that it was not in compliance with the broker-dealer $100,000 minimum net capital requirement. To date, the Company has not resumed net capital compliance.

On May 23, 2005, the NASD staff issued a letter to the Company acknowledging receipt of the Notice and stating that as a broker-dealer firm out of compliance with the net capital requirements under the Exchange Act, Group and the responsible individuals at Group were required to cease conducting a securities business, unless it involved certain enumerated liquidating transactions Violations of the foregoing restrictions may result in formal disciplinary or other regulatory actions. Consequently, Group conducts no securities business and has not done so since late February, shortly after it ceased market making activities.

Delinquent Filing of Annual Broker-Dealer Audit Report

On April 5, 2005, the Company was notified that the NASD staff denied the Company’s March 29, 2005 request to extend the filing deadline of its annual broker-dealer audit report for the fiscal year ended January 31, 2005 (the “Annual Audit Report”) required under Rule 17a-5 under the Exchange Act, which report was due April 1, 2005. The Company made the extension request because the final stage of the annual audit of its consolidated financial statements did not begin as scheduled in early March 2005 as a result of the Company’s financial difficulties. Also, the NASD staff notified Group that it imposed an administrative fee of $100 per day, to a maximum of $1,000, for Group’s failure to file the Annual Audit Report on a timely basis. Under NASD regulations, if a filing is more than 10 business days late, the NASD staff may also deem Group’s failure to file a Minor Rule Violation and assess a fine of up to $2,500. No such fine has been assessed to date.

On April 19, 2005, Group received notice from the NASD staff that Group’s Annual Audit Report must be filed no later than May 10, 2005. The Company filed its Annual Audit Report on May 10, 2005.

The SEC

As the result of misstatements to the Company’s financial statements discovered in October 2003 and restated in March 2004 (see Note 3, “Restatement and Restatement Costs”), the Company’s previously reported net capital was misstated for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The NASD (see the discussion titled “The NASD and Net Capital Requirements” for additional details related to the NASD investigation) and the SEC have investigated the restatements and the circumstances that led to the restatements. The Company cooperated with both investigations.

On April 29, 2005, the Company through counsel concluded an understanding in principle with the SEC staff whereby the SEC staff agreed to limit its enforcement recommendations against the Company to violations of Section 13 of the Exchange Act and to various recordkeeping rules applicable to broker-dealers as promulgated under the Exchange Act. The contemplated settlement does not involve any monetary fine or disbursement. The Company’s Board of Directors approved the foregoing settlement terms and authorized the Company’s counsel to complete the settlement negotiations.

The Department of Labor

The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plan. The annual 401(k) benefit plan audits for the years ended December 31, 2002 and 2001 had not been completed by the prior management on a timely basis. These audits were completed during October 2004 and may lead to further examinations or the imposition of substantial late filing fees by the Department of Labor.

PERSONNEL

As of January 31, 2005, the Company employed a total of 83 full-time persons, whose primary roles were: 40 trading and sales, 14 information systems technology, 6 senior management, 11 back office personnel, 5 legal and compliance, 1 in human resources, 4 finance, and 2 investment banking.

Subsequently, the Company voluntarily ceased market making activities and conducting a securities business. Consequently, as of June 30, 2005, the Company employs a total of 26 full-time persons, whose primary roles are: 3 trading and sales, 6 information systems technology, 4 senior management, 3 back office personnel, 3 legal and compliance, 1 in human resources, 5 finance, and 1 investment banking. The Company believes its relations with its employees are good and the Company has no collective bargaining agreements with any labor unions.

The Company’s registered representatives are required to take and pass examinations and fulfill additional required continuing education requirements administered by the NASD and state authorities in order to be qualified to transact business. The Company’s success will depend on its ability to hire and retain additional qualified trading, technical and financial personnel, who are generally in demand.

RISK FACTORS

Set forth below are certain risks and uncertainties relating to our business. These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business. If any of the following risks actually occur, the business, operating results or financial condition could be materially adversely affected.

We need to raise substantial capital in order to resume business operations and currently we do not have any commitments for capital.

We need to raise substantial capital in order to enhance working capital, to be in net capital compliance, to resume a securities business, and to make application to the NASD to resume market making activities. If we raise additional capital through the sale of equity securities, the ownership of our current stockholders would be diluted. We currently do not have any commitments for capital and there can be no assurance that we will obtain the financing required in order to resume business operations.

We may not receive NASD approval for our market maker application and our ability to generate revenues will be severely restricted during the NASD review period.

On February 18, 2005, we relinquished our ability to conduct market making activities in order to meet net capital requirements. Central to our business plan is the ability to resume market making activities. Although we plan on filing a Market Maker Application with the NASD to resume such activities, and expect its approval by the NASD staff, there is no assurance that such application will be approved. Furthermore, while we are hopeful the NASD review will be completed promptly, under the continuing membership review rules and regulations, the NASD is permitted a review and interview period of up to one hundred eighty days. In the event the NASD staff requires full term to review our Market Maker Application, as permissible under the NASD rules and regulations, our ability to generate revenues without market making activities during such term will be very limited and we expect to sustain significant operating losses and may not be able to sustain our operations for the full review term.

We may not be able to serve our previous client base.

There can be no assurance that clients that utilized our market making services prior to the cessation of market making services will continue utilizing our services if the NASD permits us to resume market making. If we are unable to retain a significant portion of our previous client base, or replace them with new clients, it may be difficult to right-size the market making cost structure on a basis that is consistent with a profitable operation.

We may not be able to renew our subordinated loan.

On January 20, 2005, Goldman Sachs Execution and Clearing (GSEC) indicated to us their intent not to renew the $2 million subordinated loan that matures on August 31, 2005. Subsequently, contingent on obtaining necessary equity financing, GSEC has agreed to reconsider. We intend to revisit this issue and will request that GSEC extend the maturity of the subordinated loan in conjunction with the completion of an equity financing. However, there can be no assurance that equity financing will be obtained, that GSEC will reconsider their decision or that alternative financing will be obtained. If replacement financing is not obtained, our regulatory net capital and liquidity will be significantly adversely impacted.

If we are unable to obtain additional capital, obtain approval to resume market maker activities, rehire the necessary personnel or attract our prior or a new client base, we may have to liquidate.

If we are unable to successfully implement the steps described above, we may be forced to liquidate, and with respect to our broker-dealer subsidiary (which holds the majority of our assets), it is possible that such liquidation might have to be carried out under Chapter 7 of the United States Bankruptcy Code.

There are relatively few senior management and they are relatively new in their roles.

On March 25, 2004, our Chief Executive Officer, John Leighton, was granted a paid administrative leave and an interim President and Chief Executive Officer, Charles B. Kennedy, was appointed. Mr. Kennedy voluntarily resigned on March 10, 2005 and Jeffrey

Hoobler was appointed interim Chief Executive Officer and President of the Company. In the Company’s current financial state, relatively few senior managers remain with the Company and those that remain are relatively new in their roles. There is no assurance that this major restructuring of our senior management and the accompanying distractions, in this environment, will not adversely affect our results of operations. If we are successful in raising capital and resuming market making activities, it will be necessary to recall or recruit additional experienced management personnel.

The loss of key management personnel, certain directors and/or advisors could harm our business and prospects.

Our success may be dependent upon our ability to retain the services of our key executives and directors and advisors. The ability to pursue our business strategy effectively will also depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, trading, sales, marketing, engineering and technical personnel. There can be no assurance that we will be able to retain or recruit such personnel.

Furthermore, after we ceased market making activities in mid-February, we terminated most of our trading, sales and technology development professionals. We will attempt to recall many of these professionals, or replace them, but no assurance can be given that key professionals will choose to return to the company or that we will locate adequate replacements.

In the future, we may need to raise substantial additional capital to fund our operations, and we do not have any future commitments for capital.

Our requirement for funding is driven by both working capital and regulatory net capital requirements. Until we are able to achieve profitable operations, we will need to obtain additional subordinated debt or equity funding in order to fund operations and maintain required levels of net capital. We are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. We may need additional capital in the future. There can be no assurance that we will, in the future, operate profitably or that our business model will be successful. If we raise additional capital through the issuance of debt securities, the interests of our shareholders would be subordinated to the interests of our debt holders and any interest payment would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our current stockholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or severely reduce our market making operations and other sales and marketing capabilities.

We may issue stock in the future that could dilute our existing stockholders and negatively impact our existing stockholders’ liquidation preferences and other preferences and rights.

Our shareholders have authorized 200,000 shares of preferred stock which may be issued in Series by the Board without stockholder or investor approval. In the future, the Board may approve issuing stock to finance our operations and our Board may request the approval of our shareholders to amend our Articles of Incorporation in order to increase our authorized stock. The Board may authorize the issuance of preferred stock in one or more series having such terms, including dividend and liquidation preferences, voting rights, conversion privileges, redemption terms, and other privileges and rights that may rank senior to, or on parity with, shares of Series A Preferred Stock and Common Stock. The issuance of large blocks of preferred stock will have a dilutive effect on our existing stockholders and it can negatively impact our existing stockholders’ liquidation preferences and other preferences and rights.

We are subject to extensive government regulation.

The securities industry is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self-regulatory organizations, commonly referred to as SROs, and state securities commissions require strict compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the securities markets and protecting the interests of participants in those markets. As a broker dealer, we are subject to regulation concerning certain aspects of our business, including:

•	trade practices;

•	capital structure;

•	record retention;

•	net capital requirements; and

•	the conduct of our directors, officers and employees.

Broker-dealers, including Group, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30% or more of their excess net capital (net capital less minimum requirement).

Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We, and certain of our officers and employees, have, in the past, been subject to claims arising from acts in contravention of these laws, rules and regulations. These claims have resulted in the payment of fines and settlements. We cannot assure you that we and/or our officers and other employees will not, in the future, be subject to similar claims. An adverse ruling against us and/or our officers and other employees could result in us and/or our officers and other employees being required to pay a substantial fine or settlement and could result in suspension or expulsion. This could have a material adverse effect on our business, financial condition and operating results.

The regulatory environment in which we operate is subject to change. New or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities, SROs or the NASD could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and the NASD could also have a material adverse effect on our business, financial condition and operating results.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect securities firms. We cannot predict what effect any such changes might have. Our business, financial condition and operating results may be materially affected by both regulations that are directly applicable to us and regulations of general application. Our level of trading and market-making activities can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

Our business, both directly and indirectly, relies on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, the SEC, SROs and some states are beginning to address the regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our and our customers’ ability to transact business through the Internet or other electronic communications gateways. Any additional regulation of the use of such gateways could have a material adverse effect on our business, financial condition and operating results.

We may experience harm from regulatory uncertainties and legal proceedings.

The SEC, the NASD and various other regulatory agencies have stringent rules regarding the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a Commission-defined measure of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. If we fail to maintain the required net capital, the Commission could suspend or revoke our registration, or the NASD and other regulatory bodies could suspend or expel the company, which could ultimately lead to its liquidation. Our ability to monitor and assess our capital position at any given time can be drastically impaired by systems failure. Moreover, if we fall below certain early warning levels, the NASD could force us to constrict our business by reducing the number of markets we make.

If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A significant operating loss, damages from litigation or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and results of operations.

On April 21, 2004, the we filed notice to the SEC and NASD in compliance with Rule 17a-11(b)(1) of the Securities Exchange Act of 1934, as amended (the Exchange Act), of our April 1, 2004 intra-day net capital deficiency, including a detailed accounting of the events that led to the deficiency. This deficiency arose, in part, due to a failure of our computerized primary risk management and assessment tool. On the morning of April 1, 2004, we received a significant increase in program trading volume and the impact on our trading positions went undetected for a period of time due to a failure of the computer system. When the computer risk and assessment system was restarted and magnitude of the positions became apparent, we took immediate action to stop accepting the program trades and to reduce trading positions in order to assess its capital position and to analyze the sequence of events that led to the system failure. As of the close of business on April 1, 2004, we were back in net capital compliance. As a result of the preliminary investigation, which took several weeks to compile, we determined that a supervisory failure, in combination with the system failure, were the causal factors of the deficiency. As corrective actions, (1) personnel changes, including suspensions and demotions, were executed and (2) we developed a separate, redundant computerized risk management and assessment system.

On February 17, 2005, the NASD staff advised us that we were not in compliance with the minimum net capital requirements of the Exchange Act as of February 14, 2005. The NASD staff alleged that our non-compliance with the net capital requirements was a result of the recording of certain transactions relating to the reorganization into a holding company structure which was completed as of January 11, 2005. The Company remains in a dialogue with the NASD staff with respect to this matter.

On April 5, 2005, we were notified that the NASD staff denied our March 29, 2005 request to extend the filing deadline of our annual audit report for the fiscal year ended January 31, 2005 (the Annual Audit Report) required under Rule 17a-5 under the Securities Exchange Act of 1934, as amended, which report was due April 1, 2005. We made the extension request because the final stage of the annual audit of our financial statements did not begin as scheduled in early March 2005 as a result of our financial difficulties. On April 19, 2005, we received notice from the NASD staff that our Annual Audit Report must be filed no later than May 10, 2005. We filed the Annual Report on May 10, 2005. Also, the NASD staff notified us that it imposed an administrative fee of $1,000, or $100 per day, for our failure to file the Annual Audit Report. Under NASD regulations, if a filing is more than 10 business days late, the NASD staff may also deem our failure to file a Minor Rule Violation and assess a fine of up to $2,500. No fine has been assessed to date.

Since we ceased market making activities, we have periodically filed notice with the SEC and NASD in compliance with Rule 17a-11 of the Exchange Act that (1) our aggregate indebtedness was in excess of 1,200 percent of net capital, which is an early warning level in accordance with the rule, or (2) our aggregate indebtedness was in excess of 1,500 percent of net capital, which indicates that net capital was below the minimum requirement of the rule. These deficiencies were typically temporary in nature, since we would subsequently obtain financing and would once again be back in net capital compliance. We have not conducted a securities business since late February, shortly after we ceased market making activities.

On May 20, 2005, we submitted to the SEC and NASD a notification in compliance with Rule 17a-11 (the Notice) under the Exchange Act, to report that we were not in compliance with the broker-dealer $100,000 minimum net capital requirement. To date, we have not resumed net capital compliance.

On May 23, 2005, the NASD staff issued a letter to us acknowledging receipt of the Notice and stating that as a broker-dealer firm out of compliance with the net capital requirements under the Exchange Act, Group and the responsible individuals at Group were required to cease conducting a securities business, unless it involved certain enumerated liquidating transactions. Violations of the foregoing restrictions may result in formal disciplinary or other regulatory actions. We have not conducted a securities business since late February, shortly after we ceased market making activities.

We have received and may continue to receive, in the future, requests and inquiries from the SEC, NASD, shareholders and others seeking information regarding our financial condition and operations, accounting and related internal controls, and details related to the financial statement errors, the holding company reorganization and our net capital deficiencies. We cannot predict if future inquiries will ultimately lead to formal investigations and enforcement actions by the SEC or the NASD, or other government agencies. If such investigations materialize, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, and lose the ability to conduct a securities business or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of such potential investigations will not be material and adverse to our business, financial condition, results of operations and liquidity. In addition, we could be subject to claims, lawsuits, regulatory examinations, and other proceedings. We are currently contesting liability and/or the amount of damages in several pending matters and the ultimate outcome of these matters could have a material adverse effect on our business financial condition and results of operation.

Our income tax and benefit plan tax returns and withholding practices are periodically examined by various tax authorities. We are also subject to oversight by the U.S. Department of Labor in connection with our benefit plan. The annual 401(k) benefit plan audits had not been completed by the prior management on a timely basis. These audits were completed during October 2004 and may lead to further examinations by the Department of Labor. It is possible that we will be subject to future examinations by various authorities, including the Internal Revenue Service, the State of New Jersey and the Department of Labor. We cannot predict if such examinations will commence, nor can we predict what the results of these potential examinations may be. If such examinations materialize, we cannot assure you that the ultimate resolution of such potential examinations will not have a material adverse effect on our financial condition, results of operations and liquidity.

We may be harmed from negative publicity relating to regulatory matters and our financial condition.

As a result of our recent financial condition and related regulatory issues we have been and may continue to be the subject of negative publicity. This negative publicity may have contributed to and may continue to contribute to the prices of our publicly traded securities underperforming.

In our largest operating segment, we face risk of loss associated with market-making and trading activities.

Subject to the raising of capital and the approval of the NASD, we plan to conduct market-making activities as a principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets.

These risks may limit our ability to either resell securities we purchase or to repurchase securities we sell in these transactions. In addition, we may experience difficulty borrowing securities to make delivery to purchasers to whom we sold short, or lenders from whom we have borrowed. From time to time, we have had large position concentrations in securities of a single issuer or issuers engaged in a specific industry.

The success of our market-making activities will depend on:

•	the price volatility of specific securities;

•	our ability to attract order flow;

•	the skill of our personnel;

•	the availability of capital; and

•	general market conditions.

To attract order flow, we must be competitive on:

•	the speed of our order execution;

•	the sophistication of our trading technology; and

•	the quality of our customer service.

In our role as a market maker, we will attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to:

•	match the quotes other market makers display; and

•	hold varying amounts of securities in inventory.

By having to maintain inventory positions, we are subjected to a high degree of risk. We cannot assure you that we will be able to manage our inventory risk successfully or that we will not experience significant losses, either of which could materially adversely affect our business, financial condition and operating results.

From time to time, we may have large position concentrations in securities of a single issuer or issuers in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated.

The success of our market-making activities depends upon our ability to attract order flow, the skill of our personnel, general market conditions, the price volatility of specific securities, and the availability of capital. To attract order flow, we must be competitive on order execution quality, technology, reputation, and customer service.

In our role as a market maker, we attempt to derive a profit from the difference between the price at which we buy and sell securities. Competitive forces, however, often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of market risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could materially adversely affect our business, financial condition and operating results.

We face risks related to failures and delays in the completion and deployment of our information technology, order and trade systems.

The timely completion of certain technology software development projects involves risk, including the ability to hire the appropriate personnel and consultants, that testing and remediation is completed on schedule, etc. It should also be noted that Crown’s prior Chief Technology Officer, our application developers and several other key information technology employees have previously left the company. If the technology projects are not completed or are delayed, our business plan may not be realized in its entirety.

Sky Entities claims against the company could have a material adverse effect on our operations.

On December 23, 2004, Sky Capital Holdings Ltd. and Sky Capital Enterprises Inc., the investors in the August 2004 private placement (Sky Entities), made a written demand of rescission of their investment in the company. In the event that we make a rescission offer to the Sky Entities, such rescission offer would be expected to remain open for a certain period of time and would require us to repurchase the shares of common stock issued to the Sky Entities in the private placement at a certain per share price, thereby returning all or a portion of the Sky Entities’ investment in the company. There is no assurance the company and the Sky Entities will reach a mutually acceptable resolution of this matter.

In the event no such resolution is reached by the parties, the Sky Entities may choose to institute a legal action against us to recover their investment. Alternatively, the Sky Entities’ acceptance of a rescission offer, if and when made by us, could have a material adverse effect on our financial statements.

Subsequent to the rescission demand, on April 20, 2005, Sky Entities filed an action against Group and Crown Holdings in the matter captioned Sky Capital Holdings, Inc. and Sky Capital Enterprises, Inc. v. Crown Financial Group, Inc. and Crown Financial Holdings, Inc., Civil Case No. 05 CV 4006, in the United States District Court for the Southern District of New York (Complaint). The Complaint alleges, among other things, that we breached the Registration Rights Agreement (RRA) by failing to register by January 5, 2005 the 4,545,455 shares of the Company’s common stock purchased by Sky in August, 2004. In addition to requesting specific performance, in accordance with the agreement, the Complaint also requests that Sky be awarded damages and reimbursement for the cost of the litigation, in an amount to be determined at trial. The Company filed an answer on May 25, 2005 denying the allegations as well as cross-claiming for a declaratory judgment that we had not violated the RRA. As this litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly, has not recorded any liability of any judgment or settlement that may result from the resolution of these matters. We intend to defend ourselves vigorously in the foregoing action.

We face many risks associated with structural changes in the securities business.

The securities industry has undergone several fundamental changes over the last six years as a result of new regulations at the federal and state level, the emergence of electronic communication networks, the increased prominence of retail investors, consolidation among firms in the securities industry, and the increased use of technology. These changes have resulted in an increase in the volume of equity securities traded in the U.S. equity markets and a decrease in quoted spreads between the bid and the ask prices. The introduction of decimalization and the one-penny minimum price increment in 2001 further reduced quoted spreads with a resulting decrease in our profitability and revenue capture per trade. Any further decline in the quoted spreads between the bid and ask prices could have a material adverse effect on our business, financial condition and operating results.

Periods of declining securities prices, decreasing trade volumes, or uncertainty in the public equity markets may adversely affect our revenues.

Our future revenues are likely to be lower during periods of declining securities prices or reduced securities market activity The public markets have historically experienced significant volatility not only in the number and size of share offerings, but also in the secondary market trading volume and prices of newly issued securities. Activity in the private equity markets frequently reflects the trends in the public markets. As a result, our revenues from brokerage activities may also be adversely affected during periods of declining prices or reduced activity in the public markets.

Our operations may suffer from various future trends and seasonality of the securities business.

We have experienced, and may experience in the future, seasonality in our business. We have historically experienced a decrease in revenues in the third quarter of the year, due to lower volumes typically associated with the summer months. We believe that this seasonal trend will continue for the foreseeable future and that our business, financial conditions and operating results may be adversely affected by such trends in the future. As a result, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and reliance upon such comparisons as indicators of future performance may be generally misplaced.

We face risks related to systems failures and delays.

Our market-making activities are heavily dependent on the integrity and performances of the computer and communications systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, and similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause our clients to suffer delays in trading. Such delays could cause substantial losses for our clients and could subject us to claims from our clients for losses.

Systems failures and delays may occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in client dissatisfaction, and harm to our reputation. If any of these events were to occur, we could suffer a loss of clients or a reduction in the growth of our client base, increased operating expenses, financial losses, or other client claims, and regulatory sanctions or additional regulatory burdens. In addition, we currently do not have a live disaster recovery center. If we are prevented from using our current trading operations, we will not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

Our operating results will fluctuate due to a variety of factors, and unexpected variations in quarterly and annual operating results could cause the price of our stock to underperform.

Our quarterly and annual operating results have varied in the past and will likely vary in the future. A number of factors, many of which are beyond our control, may cause operating results to vary.

If revenues do not meet expectations, it will be difficult for us to reduce expenses quickly, and consequently operating results may suffer. Any of the above factors could harm our business, operations, financial condition and prospects.

If our business significantly increases, we will need to expand and upgrade our processing systems, network infrastructure and other aspects of our technology.

Many of our systems are designed to accommodate additional growth without redesign or replacement; however, we may need to continue to make investments in additional hardware and software to accommodate growth. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays, which could have a material adverse effect on our business, financial condition and results of operations.

We must keep pace with change, technological or otherwise, in order to remain competitive.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing customer demands. If we are not able to keep up with these rapid changes on a timely and cost-effective basis, we may be at a competitive disadvantage. In addition, the widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. Any failure to anticipate or respond adequately to technological advancements, customer requirements, or changing industry standards, or any delays in the development, introduction or availability of new services, products or enhancements could have a material adverse effect on our business, financial condition and operating results.

Our securities may experience declines in the price and liquidity.

The market price of our common shares has declined considerably since the disclosure of our financial misstatements in October 2003 and the liquidity has also declined considerably after our publicly traded securities were delisted from the Nasdaq SmallCap Market on December 1, 2003

Our common stock is traded on the Pink Sheets. It is thinly traded compared to larger more widely known companies in its industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for its common stock will develop or be sustained if we are able to resume business operations.

Without an active trading market, there can be no assurance of any liquidity or resale value of the common stock. In addition, the market price of the common stock has been, and may continue to be, volatile. Such price may be affected by general market price movements or for reasons unrelated to our operating performance or prospects such as, among other things, announcements concerning us or our competitors, technological innovations, government regulations and litigation concerning proprietary rights or other matters. In addition, in recent years, the stock market in general has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies and it may adversely affect the price of our common stock

We face substantial industry competition and harm from competition to market share and financial performance.

We expect a large portion of our revenues to come from market-making activities. The market for these services is rapidly evolving and competitive. We expect the competitive environment to continue to intensify in the future. We face direct competition in the equity market-making business primarily from national and regional broker-dealers, alternative trading systems, such as ECNs, and regional exchanges trading stocks via unlisted trading privileges.

A number of our competitors have greater financial, technical, marketing and other resources. Some of our competitors offer a wider range of services and financial products than we do. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we do and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We believe that new competitors may also emerge and they may acquire significant market share. There can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and results of operations.

We may suffer harm from adverse economic, political, and market conditions.

By its nature, the securities business generally is volatile. It is directly affected by numerous national and international factors that are beyond our control including, among others, economic, political and market conditions; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; currency values and inflation. Any one or more of these factors may contribute to lower levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues from our market-making activities. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on our business, financial condition and operating results.

Counterparties may fail to pay us. Our clearing broker may not perform adequately.

As a potential market maker of over-the-counter and listed stocks, the majority of our securities transactions will be conducted as principal with broker-dealer counterparties located in the United States. We clear our securities transactions an through unaffiliated clearing broker. Our clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. We cannot assure you any of these counterparties will not default on their obligations. If any do, our business, financial condition and operating results could be materially adversely affected. In addition, at any time, a substantial portion of our assets are held at one clearing broker. Accordingly, we are subject to credit risk with respect to this clearing broker. As a result, we rely on our clearing broker to discharge adequately its obligations on a timely basis. We are dependent also on the solvency of our clearing broker. Any failure by our clearing broker to discharge adequately its obligations on a timely basis or any event adversely affecting our clearing broker, could have a material adverse effect on our business, financial condition and operating results.

We have not declared any dividends on our common stock to date, and we have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our Board of Directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and will be dependent on the appreciation of our common stock to earn a return on their investment.

We may face strained vendor relationships.

We have experienced recent liquidity issues that have resulted in our being behind schedule in our vendor payments. Completion of a financing would resolve the current liquidity problem, however vendor relations may have become strained in some instances. Some vendors with which we require an ongoing relationship may require deposits or retainers in the future, which could impact future liquidity. There is no assurance that we will be able to repair our former vendor relationships and, even if we do, that it will be on terms favorable to the company and its operations.

Provisions in our by-laws provide for indemnification of officers and directors, which could require us to direct funds away from our business and products.

Our by-laws provide for indemnification of officers and directors. We may be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our products, thereby affecting our ability to attain profitability. This could cause our stock price to underperform.

Future acquisitions and business expansion pose numerous risks that could limit the Company’s growth and financial prospects.

We intend to expand our business as capital resources permit. We may not be successful in managing any future growth or raising additional capital In order to manage this expansion and to grow in the future, we will need to expand or enhance our trading, technology development and sales and marketing capabilities. We may not be able to hire the management, staff or other personnel required to do so. We may not be able to easily combine new acquisitions into our business. As the company grows it may not be able to install adequate control systems in an efficient and timely manner, and current or planned operational systems, procedures and controls may not be adequate to support future operations or new acquisitions. Difficulties in installing and implementing new systems, procedures and controls or in combining an acquired business with the company may significantly burden management and internal resources.

Item 2. Description of Property.

The Company currently leases office space in a building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011 with one 5-year renewal option at the end of the original term. Rent charges on this office for the years ended January 31, 2005, 2004 and 2003 were $884,500, $882,113 and $870,430 and respectively.

The Company had subleased approximately 5,800 square feet of the 35th floor space to ViewTrade Holdings, Inc., an entity in which the Company owned approximately a 15% interest (the “Viewtrade Sublease”) until July 29, 2004. The Viewtrade Sublease terminated February 29, 2004.

The Company had leased an apartment adjacent to its offices for overnight use by out-of-town clients, employees or directors when they are visiting the Company. The lease was signed on February 13, 2004, and was in effect for 12 months until the lease was terminated on February 28, 2005.

The Company established a wholly owned subsidiary, Crown Financial International Limited (“CFIL”) in London, the United Kingdom. In September 2003, CFIL leased office space in a building located at 23 Berkeley Square in London, the United Kingdom. Rent charges on this office are denominated in British pounds. Rent charges on this office for the years ended January 31, 2005, and 2004 were $111,119, and $48,068 respectively. The Company has recently requested and received concessions from the landlord, however, the Company continues to be behind schedule in payments owed to the landlord.

On March 22, 2005, CFIL made application to the United Kingdom Financial Services Authority (“FSA”) for cancellation of its Part IV permission, whereby the Company would relinquish its approved status to carry on a financial services business in the United Kingdom and would liquidate. The lease on CFIL office space has subsequently been terminated on May 16, 2005. On June 7, 2005, the FSA approved the cancellation of CFIL’s Part IV permission.

The following table lists all of our properties as of June 28, 2005:

Facilities	Type of Facility	Owned/Leased	Square Feet
United States
Jersey City, New Jersey	Corporate Headquarters	Leased	31,155

We believe that our existing corporate headquarters space is more than adequate to support the resumption of a securities business, market making activities, and certain technology development initiatives, plus any intermediate term business expansion. However, continued utilization of the headquarters space will require satisfaction of the past due balances owed to the landlord.

Item 3. Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters, other proceedings and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

As a regulated broker-dealer, the Company is subject to extensive oversight under federal and state laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company continuously makes these changes while endeavoring to comply with extensive complex rules and laws. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the self-regulatory organizations (“SRO”), are reviewed in the ordinary course of business by our primary regulators: the SEC and the NASD. As an order flow execution destination, the Company is named periodically, or is asked to respond to a number of regulatory matters brought by the SEC or SROs that arise from its trading activity. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

Except as described herein, the Company is not known to be a party to any litigation or arbitration which would have a material adverse impact on the Company or its operations.

Bashford Litigation

Eric Rainer Bashford, Plaintiff v. Crown Financial Group, Inc., Legg Mason Wood Walker, Inc., and M/A-Com, Inc., Defendants, Supreme Court of the State of New York, County of Westchester, No. 04-19407

On November 29, 2004, the plaintiff filed an action against the Company alleging that he was wrongfully terminated by the Company and that he is due a percentage of investment banking fees that the Company should have received as a result of an investment banking arrangement between the defendants in this matter. Plaintiff seeks punitive damages, as well as unspecified monetary damages.

The Company believes that the plaintiff’s claim for wrongful termination is meritless. The Company intends to contest the claims vigorously and has not recorded a provision or any loss that may be incurred as a result of the claims.

American Biogenetic Sciences, Inc. Shareholder Derivative Action

Norman Kaminski, derivatively on behalf of American Biogenetic Sciences, Inc., Plaintiff, v. Alfred Roach, Ronald I. Heller, David S. Nagelberg, Kenneth J. Koock, Martin H. Meyerson, M.H. Meyerson & Co., Inc., et al,. Defendants. Supreme Court of the State of New York, Nassau County Index No. 01-016425.

In October 2001, a shareholder derivative suit was brought on behalf of American Biogenetic Science, Inc. (“ABS”) against the Company and several of its former customers and employees relating to a financial advisory agreement entered into between ABS and the Company in August 1998 and a subsequent private placement. This matter had been stayed due to the bankruptcy of ABS. However, the bankruptcy trustee decided to go forward with the action against all defendants. The plaintiff alleged breach of contract and breach of fiduciary duty against the Company and its employees and unjust enrichment against all defendants. The plaintiff seeks unspecified damages.

On May 13, 2005, the Court granted the Company’s and its former employees’ motion for summary judgment dismissing the claims against them. Thereafter, the plaintiff made a motion to seek permission to amend its Complaint to assert new causes of action. The Company opposed such motion arguing, among other things, that the Court’s May 13, 2005 decision dismissing the action precludes the proposed amendment. The Company has cross-moved against the plaintiff for issuance of sanctions against the plaintiff for making a frivolous motion. The Company intends to continue to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

Auerbach Arbitration

Dr. Allen Auerbach DO PA 401K Profit Sharing Plan v. Crown Financial Group, Inc. et al., NASD Arbitration No. 04-05651

In August 2004, claimants filed a Statement of Claim in arbitration with the NASD alleging the respondents engaged in excessive and unauthorized trading and entered into unsuitable investments in the claimants’ account. The Statement of Claim seeks damages of approximately $250,000 for trading activity which took place in claimant’s account between February 1998 and September 1999. In April 2005, the Company filed an answer denying liability.

The Company believes that the allegations in the Statement of Claim are meritless. The Company intends to continue to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

Federal Securities Claims (New Jersey)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

On June 6, 2002, the plaintiff filed a Series Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are, or were, directors of the Company. In their complaint, Plaintiffs alleged fraud claims under the federal securities law relating to the Company’s disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc., and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs sought damages in excess of $15 million for the alleged series.

Subsequently, a virtually identical series action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., U.S. District Court of New Jersey, 02 Civ. 3622. On September 24, 2002, the District Court consolidated the two cases under the caption, “In re M.H. Meyerson & Co. Securities Litigation,” Master File No. 02-CV-2724.

Upon the Company’s motion, and pursuant to an Order of the U.S. District Court dated September 29, 2003, the consolidated action was dismissed with leave to amend within thirty days. On or about October 30, 2003, plaintiffs filed a Second Amended Consolidated Series Action Complaint (“Second Amended Complaint”).

On June 3, 2004, the court granted the plaintiffs’ motion to file a Third Amended Complaint to include facts arising from the Company’s restatement of its financial results for fiscal 2001, 2002 and 2003 and the interim periods ended April 30, 2003 and July 31, 2003.

The parties entered into a Stipulation of Settlement dated November 29, 2004, wherein the Company agreed to settle all claims asserted in this matter. In April 2005, the Court approved the settlement pursuant to which the Company will pay $1.2 million. This matter was covered under an insurance policy issued by the National Union Fire Insurance Company who contributed $1.13 million to the settlement; while the Company contributed $70,000, which has been recorded in the accompanying consolidated statement of operations for the year ended January 31, 2005.

Hoover Arbitration

James D. Hoover, Jr. and Kimberly R. Hoover v. M.H. Meyerson & Co, Inc., Martin H. Meyerson and Ronald Heller, NASD Arbitration No. 03-02234

In March 2003, claimants filed a Statement of Claim in arbitration with the NASD alleging the respondents engaged in excessive and unauthorized trading and entered into unsuitable investments in the claimants’ account. Claimants further alleged that respondent, Heller, solicited investments in several private placements in which respondents had vested interests. Claimants seek damages in the amount of $2.5 million. In June 2003, the Company filed its answer denying the allegation and moved to dismiss the claim. The arbitration is still in the discovery phase.

The Company intends to continue to contest the allegations vigorously and pursue what it believes are meritorious defenses. The Company has not recorded a provision for any loss that may be incurred as a result of the action.

G-Trade Securities and Instinet Dividend Claims

TD Waterhouse Capital Markets, Inc., et al., Plaintiffs, v. Citibank, N.A., Defendant, United States District Court for the District of New Jersey, C.A. No. 04-5395

In late June 2004, Instinet and G-Trade Securities asserted dividend claims against the Company aggregating $263,644. These claims are connected with certain securities arbitrage transactions that were conducted by the Company during the period between May 27, 2004 and June 14, 2004. The Company utilized the claimants as their agent in these transactions, which consisted of purchases of certain foreign company ordinary shares that were ultimately converted by Citibank, N.A. (the depositary bank) into American Depository Receipts (“ADR’s”). The ADR’s were then simultaneously sold to a third party. During the time period that these transactions were conducted, the securities that were being traded were in the midst of a series of dividend distributions. By letter dated October 7, 2004, Citibank asserted a direct claim against the Company related to the same dividends.

On November 3, 2004 the Plaintiffs filed a complaint in the US District Court for the District of New Jersey seeking declaratory judgment that the Plaintiffs have no liability with respect to the asserted dividend claims discussed above. On or about April 21, 2005, Citibank filed an Answer, Affirmative Defenses, Counterclaims and Third Party Complaint. Citibank admitted and denied certain allegations, asserted defenses and seeks a declaratory judgement that the Plaintiffs are not entitled to retain the aforementioned dividend.

In its Counterclaims, Citibank alleges that it has overpaid the Depositary Trust Corporation (“DTC”) in the amount of the dividend claims with respect to the Volvo ADR Distribution attributable to shares of Volvo Stock that purportedly were exchanged by the Company for Volvo ADRs. Citibank also contends that the Plaintiff’s alleged conduct caused Volvo to terminate Citibank as depositary and injured Citibank’s reputation in the marketplace. Citibank has asserted Counts for declaratory relief, conversion, breach of contract, breach of implied contract, breach of implied covenant of good faith and fair dealing, tortious interference, negligence, unjust enrichment, indemnification and securities fraud. In addition to demanding reimbursement for the alleged overpayment to the DTC, Citibank has asserted unliquidated claims for loss of its relationship with Volvo, injury to its reputation and punitive damages.

The Plaintiff’s response to Citibank’s Counterclaims is due on June 30, 2005. The Plaintiffs intend to file a Motion to Dismiss Citibank’s securities fraud counterclaim. The Company intends to vigorously pursue its Declaratory Judgment Action and to contest all claimed liability to Citibank. At this time, no estimate can be made regarding the likelihood of an unfavorable outcome or the amount of potential loss, if any.

Citibank’s Third Party Complaint against Calyon Securities (USA), Inc., G-Trade Services, Ltd. and Instinet Group, Inc. (“Third Party Defendants”) asserts claims arising out of the same circumstances and events as the Declaratory Judgment Action. Counsel for the Third Party Defendants have indicated that Third Party Defendants might seek indemnification from the Plaintiffs with respect to expenses and losses incurred in connection with Citibank’s Third Party Complaint. No formal demand for indemnification has yet been made by any of the Third Party Defendants. The Company intends to vigorously contest any such claims that are made. At this time, no estimate can be made regarding the likelihood that any or all of the Third Party Defendants will assert a claim for indemnification or the likelihood of an unfavorable outcome, or the amount of potential loss, if any such claim is asserted.

The Company intends to contest the claims vigorously and has not recorded a provision for any loss that may be incurred as a result of the claims.

NASD Settlements

The Company is subject to settlement expenses arising from NASD arbitration and settlements with the NASD related to regulatory matters. During fiscal 2005, the Company reached a settlement agreement with C.V.I. Group which accounted for $2,838,422 of this credit representing a reversal of $3,000,000 of the Accrued NASD Arbitration Award, less $161,578 of related expenses. In addition, the Company incurred various other NASD settlement costs totaling $176,863, during the year ended January 31, 2005. During the year ended January 31, 2004, the Company recorded a credit of $168,610 related to NASD settlements, which is comprised of $71,390 of settlements related to regulatory matters and a $240,000 credit representing Martin H. Meyerson’s reimbursement of the previous year charge. In the year ended January 31, 2003, the Company recorded $321,996 of additional NASD settlements, including a $240,000 settlement related to a regulatory matter.

NASD and SEC Proceedings

As the result of misstatements to the Company’s financial statements discovered in October 2003 and restated in March 2004 (see Note 2, “Restatement and Restatement Costs”), the Company’s previously reported net capital was misstated for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The NASD and the SEC have investigated the restatements and the circumstances that led to the restatements. The Company has cooperated with both investigations.

The Company concluded an understanding in principle with the staff of the NASD, and on November 24, 2004 submitted a Letter of Acceptance, Waiver and Consent (“AWC”) consistent with that understanding to the NASD for the purpose of proposing a settlement of the certain rule violations alleged by the NASD arising from the previously described circumstances. On or about December 23, 2004, the AWC was accepted by the NASD’s Department of Enforcement and National Adjudicatory Council Review Subcommittee or Office of Disciplinary Affairs.

The AWC states that Crown accepts and consents, without admitting or denying the allegations or findings, prior to a hearing and without an adjudication of any issue of law or fact, to the entry of the findings by the NASD (i) that from April 2002 through February 2003, Crown failed to accrue substantially all of its liabilities and to record such liabilities in its financial statements, (ii) that from in or about April 2002 through in or about February 2003, Crown prepared financial statements and filed certain periodic reports with the SEC and NASD that contained material misstatements, and (iii) that Crown allegedly conducted a securities business while failing to maintain the minimum required net capital, thereby violating Section 15(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 15c3-1 thereunder, Section 17(a) of the Exchange Act and Rules 17a-3 and 17a-5 thereunder, and NASD Conduct Rules 3110 and 2110. Crown also consented to a censure and a fine of $50,000, which has been recorded in the accompanying consolidated statement of operations for the year ended January 31, 2005.

On April 29, 2005, the Company through counsel concluded an understanding in principle with the SEC staff whereby the SEC staff agreed to limit its enforcement recommendations against the Company to violations of Section 13 of the Exchange Act and to various recordkeeping rules applicable to broker-dealers as promulgated under the Exchange Act. The contemplated settlement does not involve any monetary fine or disbursement. The Company’s Board of Directors approved the foregoing settlement terms and authorized the Company’s counsel to complete the settlement negotiations.

Other Legal Matters

From time to time, certain of the Company’s past and present officers, directors and employees have been named as parties in lawsuits, securities arbitration and administrative claims. These past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, the Company is not currently a party to any other legal or arbitration proceeding not already disclosed within this report, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company’s business, financial condition and operating results.

Dissatisfied broker-dealer clients may complain to the NASD or the SEC who may investigate those complaints. These complaints may even rise to the level of arbitration or disciplinary action. In addition, the securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and the Company’s ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of no other SEC or NASD review, or NASD arbitration, not already disclosed within this report, that would have a materially adverse impact on the Company’s business, financial condition and operating results.

Subsequent Legal Matters

The following legal matters arose subsequent to January 31, 2005:

NASD Matters

On February 17, 2005, the NASD staff advised the Company that it was not in compliance with the minimum net capital requirements of the Exchange Act as of February 14, 2005. The NASD staff alleged that the Company’s non-compliance with the net capital requirements was a result of the Company’s recording of certain transactions relating to the reorganization into a holding company structure which was completed as of January 11, 2005. The Company remains in a dialogue with the NASD staff with respect to this matter.

On May 23, 2005, the NASD staff issued a letter to the Company acknowledging receipt of the Company’s notice that its net capital was below the minimum requirement and stating that as a broker-dealer firm out of compliance with the net capital requirements under the Exchange Act, Group and the responsible individuals at Group were required to cease conducting a securities business, unless it involved certain enumerated liquidating transactions. Violations of the foregoing restrictions may result in formal disciplinary or other regulatory actions. Group has not conducted a securities business since late February, shortly after it ceased market making activities.

Leighton Matter

On March 7, 2005, the NASD stated that it has charged John P. Leighton, Chairman and Chief Executive Officer of the Company, with supervisory violations related to fraudulent sales to institutional customers while employed with Knight Trading Group, Inc., in 1999 and 2000. Mr. Leighton has been on administrative leave from his executive officer duties since March 25, 2004, in order to devote his full attention to addressing the investigation that was initiated at that time. The action charges Mr. Leighton with failing to supervise Mr. Leighton’s brother and failing to set up and enforce a system to ensure compliance with federal securities laws and NASD rules. The Company is not a party to this matter.

Sky Capital Claims

Sky Capital Holdings, Ltd. And Sky Capital Enterprises, Inc. v. Crown Financial Group, Inc. and Crown Financial Holdings, Inc., United States District Court, Southern District of New York, No. 05 CV 4006

On December 23, 2004, Sky Capital Holdings Ltd. and Sky Capital Enterprises Inc., the investors in the August 2004 private placement (Sky Entities), made a written demand of rescission of their investment in the company. In the event that we make a rescission offer to the Sky Entities, such rescission offer would be expected to remain open for a certain period of time and would require us to repurchase the shares of common stock issued to the Sky Entities in the private placement at a certain per share price, thereby returning all or a portion of the Sky Entities’ investment in the company. Presently, we are considering the Sky Entities rescission demand. There is no assurance the company and the Sky Entities will reach a mutually acceptable resolution of this matter. In the event no such resolution is reached by the parties, the Sky Entities may choose to institute a legal action against us to recover their investment. Alternatively, the Sky Entities’ acceptance of a rescission offer, if and when made by us, could have a material adverse effect on our financial statements.

Subsequent to the rescission demand; on April 20, 2005, Sky Capital Holdings, Ltd. and Sky Capital Enterprises, Inc. (collectively “Sky”) filed an action against Crown Holdings and the Company in the United States District Court for the Southern District of New York. The Complaint alleges that the Company breached the Registration Rights Agreement between the parties by failing to register by January 5, 2005 the 4,545,455 shares of the Company’s common stock purchased by Sky in August, 2004. In addition to requesting specific performance, in accordance with the agreement, the Complaint also requests that Sky be awarded damages and reimbursement for the cost of the litigation, in an amount to be determined at trial.

On May 25, 2005, the Company filed its answer denying the allegations and cross-claimed for a declaratory judgement that we did not violate the Registration Rights Agreement. As this litigation is in an early stage, we are unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly, have not recorded any liability of any judgment or settlement that may result from the resolution of these matters. We intend to defend ourselves vigorously in the foregoing action.

Demarest and T.D. Waterhouse Litigation

Timothy M. Demarest, and Perseids Technologies, LLC, Plaintiff, v. Crown Financial Holdings, Inc., Crown Financial Group, Inc., Crown Financial Corporation, M.H. Meyerson & Co., and John P. Leighton, Defendants, Supreme Court of the State of New York, County of New York, No. 601297/05 and Crown Financial Group, Inc., and Crown Financial Holdings, Inc., Plaintiffs, v. Timothy Demarest, Perseids Technologies Inc., LLC and T.D. Waterhouse Group, Inc., Defendants, United States District Court, District of New Jersey, No. 05-1951 and Crown Financial Holdings, Inc. and Crown Financial Group, Inc., Plaintiffs, v. T.D. Waterhouse Group, Inc., Supreme Court of the State of New York, County of New York Defendant, No. 602150/05

On April 13, 2005, the Company was sued in the New York Supreme Court by a former employee, Timothy Demarest and his consulting company, Perseids Technologies Inc., LLC (“Demarest”). In his amended complaint, Demarest seeks $15,000 in compensatory damages, $500,000 for tortuous interference with his business and a declaratory judgement that Demarest did not misappropriate Company technology. The Company has moved to dismiss the complaint.

On April 15, 2005, the Company filed an action in the United States District Court against Demarest and T.D. Waterhouse Group, Inc. (“TD”), alleging misappropriation of Company technology. This action was dismissed on May 19, 2005 and subsequently, on June 2 and June 6, 2005, the defendants filed motions to recover in excess of $75,000 of attorney’s fees and costs. On June 17, 2005, the Company filed a Memorandum of Law in opposition to these motions.

On June 14, 2005, the Company filed an action in the New York Supreme Court against TD, alleging misappropriation of proprietary trade secrets and seeking an injunction.

The Company is currently attempting to settle the above actions in a manner that would not have a material adverse impact on the Company. If the Company is not successful in concluding a satisfactory settlement, the Company intends to continue to contest the allegations vigorously and has only recorded a provision of $14,583 for the potential compensatory damages.

Dorsey Arbitration

Michael T. Dorsey v. Crown Financial Group, Inc., NASD Arbitration

On June 16, 2005, a former employee of the Company, Michael T. Dorsey, filed a NASD arbitration claim against the Company. Mr. Dorsey claims that the Company breached his employment contract and seeks compensatory damages, interest and attorney’s fees of no less than $150,000. This matter is in an early stage, and at this point, no estimate can be made regarding the outcome of this arbitration. The Company believes that it has meritorious defenses to the allegations in this action. The Company intends to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2005.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

Subsequent to the November 2003 delisting of our securities from the Nasdaq Stock Market, our securities are being quoted in the Pink Sheets under the trading symbol “CFGI.PK”.

The following sets forth, for the fiscal quarters as indicated, the high and low sales prices for the Company’s common stock from February 1, 2003 through January 31, 2005. Such information reflects interdealer quotations, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2004
1st Quarter	$1.80	$0.93
2nd Quarter	$3.97	$1.18
3rd Quarter	$4.75	$2.01
4th Quarter	$2.69	$1.41

Fiscal Year 2005
1st Quarter	$2.60	$0.72
2nd Quarter	$1.25	$0.40
3rd Quarter	$0.60	$0.24
4th Quarter	$0.44	$0.18

The Company’s common stock has continued to trade, in the Pink Sheets under the trading symbol “CFGI.PK”, subsequent to the Company’s cessation of its operations. The last reported trades were 40,000 shares on June 27, 2005, on which date the Company’s common stock closed at a price of $0.03 per share.

The number of shareholders of record of the Company’s common stock on January 31, 2005 was approximately 155, and the number of beneficial holders of the Company’s common stock held in street name by various security clearing houses is estimated by management to be an additional 1,474 holders.

The Company has not declared any dividends on its common stock since January 31, 2003, and does not plan on any dividend payments in the near future.

Recent Sales of Unregistered Securities

Between March 7, 2005 and April 28, 2005, the Company issued 7,807 Series A Convertible Preferred Stock (“Series A Preferred”) in an ongoing private offering to accredited investors for a total consideration of $1,100,000 between March 7, 2005 and April 28, 2005. Each share of the Series A Preferred is convertible into 1,000 shares of common stock and is entitled to voting rights on an as converted basis. All of the above sales consisted of sales of preferred stock without registration and subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. No placement or underwriting fees were paid in connection with this transaction.

Proceeds from the issuance of preferred stock as described above were used for the Company’s working capital to increase the Company’s level of shareholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1. No placement agents were utilized in connection with the above offering.

No other sales of the Company’s common stock took place subsequent to October 31, 2004.

Purchases of Equity Securities by the Registrant

None.

Item 6. Selected Financial Data.

The selected historical consolidated financial data presented below for the five years ended January 31, 2005, were derived from the Company’s consolidated financial statements. This data should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

The selected financial information for the year ended January 31, 2005 has been derived from the consolidated financial statements audited by Marcum & Kliegman, LLP, independent registered public accountants, whose report with respect to fiscal 2005 is included in this Annual Report on Form 10-K. The selected financial data for the year ended January 31, 2004 has been derived from the consolidated financial statements audited by Ernst & Young, LLP, certified public accountants, whose report with respect thereto appears elsewhere in this Annual Report. The selected financial data for each of the two years ended January 31, 2003 and 2002 have been derived from financial statements audited by Sanville & Company, independent registered public accountants, whose report with respect to the consolidated statement of operations for the year ended January 31, 2003 appears elsewhere in this Annual Report. The selected financial data for the year in the period ended January 31, 2001 have been derived from financial statements audited by Vincent R. Vassallo, certified public accountant.

	January 31,
	2005	2004	2003	2002	2001
STATEMENTS OF FINANCIAL CONDITION DATA:
Assets	$5,286,698	$12,867,208	$9,063,178	$16,567,767	$35,689,372
Assets from discontinued operations	77,206	80,177	—	—	—
Total assets	5,363,904	12,947,389	—	—	—
Liabilities	2,715,098	8,098,237	6,625,349	8,075,430	9,913,990
Liabilities from discontinued operations	80,019	98,246	—	—	—
Total liabilities	2,795,117	8,196,483	—	—	—
Subordinated loans	2,000,000	2,000,000	3,000,000	2,000,000	2,000,000
Minority interest in subsidiary	—	—	—	—	1,923,462
Stockholders’ equity	568,787	2,750,902	(562,171)	6,492,337	21,851,920

	For the Year Ended January 31,
	2005	2004	2003	2002	2001
STATEMENTS OF OPERATIONS DATA:
REVENUES
Net trading revenues	$14,185,843	$17,922,780	$7,659,032	$15,173,605	$66,937,422
Commissions	1,086,170	1,296,896	997,660	1,149,168	1,951,047
Proceeds from insurance settlement	700,000	—	—	—	—
Underwriting and investment banking fees	50,000	185,548	295,346	77,657	2,274,166
Gain on sale of subsidiary	142,766	—	—	23,997	—
Interest and other	53,672	361,620	319,551	1,285,425	1,227,089

Total revenues	16,218,451	19,766,844	9,271,589	17,709,852	72,389,724

EXPENSES
Employee compensation and benefits	9,987,708	11,779,523	6,992,365	10,341,313	30,886,661
Communications and data processing	3,433,298	2,295,276	2,774,176	4,793,450	4,875,907
Execution and clearance charges	2,984,759	4,056,383	2,672,898	7,516,361	28,930,685
Professional fees	1,762,076	2,308,593	876,851	986,957	3,027,445
Occupancy and equipment rentals	1,294,271	1,334,124	1,299,593	1,120,274	1,044,700
Business development	540,495	506,395	318,708	752,732	1,292,837
Depreciation and amortization	479,135	173,972	94,043	218,208	429,909
Postage, printing and office supplies	130,896	540,665	484,105	1,146,588	1,456,289
Interest expense	91,001	128,123	124,672	78,464	141,140
NASD settlements, net	(2,661,559)	(168,610)	321,996	5,000,000	—
Impairment loss	1,705,516	—	94,817	1,184,008	—
Restatement costs	283,775	505,612	—	—	—
Other expenses	1,118,188	1,077,910	749,043	2,392,115	1,801,121

Total expenses	21,149,559	24,537,966	16,803,267	35,530,470	73,886,694

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(4,931,108)	(4,771,122)	(7,531,678)	(17,820,618)	(1,496,970)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	19,749	28,556	23,977	(2,234,474)	241,990
MINORITY INTEREST	—	—	—	767,855	800,099

LOSS FROM CONTINUING OPERATIONS	(4,950,857)	(4,799,678)	(7,555,655)	(14,818,289)	(938,861)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(833,880)	(380,708)	—	—	—

NET LOSS	$(5,784,737)	$(5,180,386)	$(7,555,655)	$(14,818,289)	$(938,861)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussions should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The impact of Crown Financial International Limited (“CFIL”) is excluded when discussing our “Results of Operations” on a comparative basis. See Note 17 for information related to discontinued operations.

GOING CONCERN AND MANAGEMENT’S PLANS

During the past four fiscal years the Company had incurred net losses of approximately $5.8 million in fiscal 2005, $5.2 million in fiscal 2004, $7.5 million in fiscal 2003 and $14.8 million in fiscal 2002. As a result, the Company’s stockholders’ equity decreased from approximately $21.9 million at January 31, 2001 to $0.6 million at January 31, 2005. The Company’s financial situation raises substantial doubt about the Company’s ability to continue as a going concern.

As a result of the Group’s limited net capital, on February 18, 2005, Group voluntarily ceased market making operations, which had the effect of reducing the Group’s net capital requirement. Subsequently, most of the Company’s trading, sales and information technology development professionals were terminated since Group was no longer licensed to make markets and the Company needed to conserve cash. Shortly thereafter, the Company voluntarily ceased conducting a securities business. As of May 20, 2005, the Company no longer had sufficient net capital to meet the minimum requirement necessary to conduct a securities business.

Management has taken a number of actions to lower costs and to improve the Company’s liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. In addition, the Company has negotiated settlements with certain vendors, resulting in a reduction of outstanding liabilities of approximately $580,000 through June 28, 2005. During March 2005, the Company undertook a private offering of convertible preferred stock and through June 28, 2005 has raised $1.1 million through such offering.

As of June 28, 2005, the Company employs a total of 26 full-time persons, whose primary roles are: 3 trading and sales, 6 information systems technology, 4 senior management, 3 back office personnel, 3 legal and compliance, 1 in human resources, 5 finance, and 1 investment banking. At June 28, 2005, the Company had liquid assets (cash and cash equivalents, deposits with clearing brokers, receivables from clearing brokers, and marketable securities) of approximately $800,000, and liabilities of approximately $1,500,000, exclusive of $2,000,000 in subordinated loans outstanding.

The Company currently estimates that it will need to raise a minimum of $5 million of additional capital (including any extensions of the Company’s existing subordinated loan from its clearing broker, which is presently due to expire in August, 2005) in order to obtain the level of net capital that would be required for the Company to resume its securities business. The Company has been in discussions with various potential sources of such capital, but to date no definitive agreements have been reached and there can be no assurance that the Company will be able to obtain such capital on acceptable terms before its current sources of cash are exhausted.

If the Company is able to obtain the required capital, it intends to immediately reenter businesses that are permitted to be conducted immediately (institutional agency and proprietary trading business) and to file a Market Maker Application with the NASD to resume market making activities. The Company anticipates that the NASD’s review of such application could take between one and six months. If such application were approved, the Company would then seek to (re)hire trading, technical and financial personnel, and attempt to regain the clients that utilized its market making services prior to the cessation of market making services, or replace them with new clients. The Company would also resume certain technology initiatives to pursue the realization of the value of the Company’s proprietary software. There can be no assurance that the Company will be successful in any of these steps.

If the Company is permitted to resume market making activities, the Company intends to launch a focused market making effort, with an emphasis on the more profitable OTC Bulletin Board and Pink Sheet securities.

If the Company is unable to successfully implement the steps described above, it may be forced to liquidate, and with respect to Group, the Company’s broker-dealer subsidiary (which holds the majority of the Company’s assets), it is possible that such liquidation might have to be carried out under Chapter 7 of the United States Bankruptcy Code.

The Company’s consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets, other than the impairment loss associated with capitalized costs related to the Company’s abandoned internal software projects (see Note 6 to the Consolidated Financial Statements, “Impairment of Capitalized Software”), or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The report of Marcum & Kliegman LLP with respect to their audit of the Company’s fiscal 2005 consolidated financial statements includes an emphasis paragraph concerning the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern.

See Note 2 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Notes 2 and 3 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our consolidated financial position and consolidated results of operations and require the application of significant judgment by our management or can be materially affected by changes, from period to period, in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.

Going concern— As discussed above, the Company’s financial situation raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets, other than the impairment loss associated with capitalized costs related to the Company’s abandoned internal software projects, or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern

Non-marketable securities owned—Non-marketable securities owned included the Company’s investment in ViewTrade, Inc. at January 31, 2005, and this investment was accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

Stock options—As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded only to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period).

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Such assumptions may change over time.

Allowance for doubtful accounts—In the third quarter of fiscal 2003, the Company began recording an allowance against accounts receivable from trading and sales personnel. That allowance was $221,158 and $360,697 at January 31, 2005 and 2004, respectively. At January 31, 2005, the receivable balance was fully reserved for, due to the subsequent cessation of market making activities, which precluded the Company from making future collections against the receivable. Accounts receivable from trading and sales personnel represent amounts owed to the Company by its traders and sales persons for draws (i.e., advance compensation payments) in excess of their profits and commissions earned. Management has assessed the probability of collection for each receivable and has established an allowance consistent with that assessment. However, estimating the allowance is highly subjective, and estimates may differ significantly from the actual amount because management does not have a lengthy history about collections from its traders and sales persons.

Capitalization of proprietary software—During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Unamortized capitalized software development costs of $773,203 were carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of January 31, 2004. Of that amount, $455,784 represented software that was still in development and was not being amortized while $317,419 represented software that had been placed in service and was being amortized. Capitalized software in service is amortized over its estimated useful life of three years.

At January 31, 2005, unamortized capitalized software costs of $13,947 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statements of Financial Condition, representing software obtained from third parties and being amortized over its estimated useful life of three years. As of January 31, 2005, the Company has fully reserved for an impairment loss of $1,705,516 associated with the abandonment of the internally developed software projects. See Note 6 to the Consolidated Financial Statements for information related to the impairment loss.

Contingent liabilities—As discussed in Notes 20 and 21 of Notes to Consolidated Financial Statements, the Company is the defendant in several law suits or arbitrations. The claims in these actions represent contingent liabilities, which are accounted for under SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, a loss and a liability is recorded for a settlement or award when management concludes that such loss is probable and can be reasonably estimated. In many of the actions described in Notes 20 and 21, we intend to vigorously defend ourselves, and/or are presently unable to predict the outcome, and therefore to date have not accrued for any losses. However, as these actions proceed and more information becomes available, our assessment of the future outcome of a matter may change or, notwithstanding our defenses, we may choose to settle a matter or a plaintiff may receive an award, at which time a loss may be recorded. The actual future outcomes of these matters may differ from our assessments at any point in time, and significant differences could have a material affect on our financial position and results of operations.

Income taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for (benefit from) income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as the valuation of financial instruments, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for net operating loss carryforwards. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the consolidated financial statements will be affected by the extent to which we establish a valuation allowance or the increase or decrease in the allowance during a period. At January 31, 2005, we have recorded a valuation allowance of $13,929,569, the entire amount of our deferred tax assets (primarily relating to net operating loss carryforwards), as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment.” SFAS 123(R), effective for the Company beginning February 1, 2006, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The Company has not yet adopted this standard which is anticipated to have a material effect on the consolidated financial statements after adoption.

In December, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS No. 153 will have a material affect on its consolidated financial statements.

In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 6”. Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principles as a cumulative adjustment to net income in the period of the change permitted under APB No. 20 will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The early application of SFAS No. 154 is permitted for accounting changes made in fiscal years that began after the issuance of SFAS No. 154. The Company does not expect that SFAS No. 154 will have a material affect on its consolidated financial statements.

FORWARD LOOKING INFORMATION

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to the Company that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation the Company’s ability to:

•	obtain required financing and manage expected growth;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	attract new and former customers and subsequently minimize customer attrition;

•	address legal proceedings in an effective manner;

•	the adoption of new, or changes in, accounting principles;

•	the value of our securities positions and our ability to manage the risks attendant thereto;

•	the volume of our market-making activities;

•	the dollar value of securities traded;

•	volatility in the securities markets;

•	the demand for our investment banking and advisory services;

•	investor sentiment;

•	seasonality;

•	our ability to manage personnel, overhead and other expenses;

•	changes in payments for order flow and clearing costs;

•	the changes in senior management and sales, trading and technology professionals;

•	legislative, legal and regulatory changes;

•	regulatory matters;

•	technological changes and events; and

•	competition and market and macroeconomic conditions.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

RESULTS OF OPERATIONS

Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, industry and regulatory changes and by economic factors. We have experienced, and expect if we resume a securities business to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to:

•	the maintenanace of adequate funding

•	the value of our securities positions and our ability to manage the associated risks

•	the volume of our market-making activities

•	the dollar value of securities traded

•	volatility in the securities markets

•	the demand for our investment banking and advisory services

•	investor sentiment

•	seasonality

•	our ability to manage personnel, overhead and other expenses

•	changes in payments for order flow and clearing costs

•	the changes in senior management and sales, trading and technology professionals

•	legislative, legal and regulatory changes

•	regulatory matters

•	professional fees related to the Restatement

•	technological changes and events; and

•	competition and market and macroeconomic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our market-making operations. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected.

As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to resume a securities business, resume market making activities and return to profitability.

Trends

We believe that our industry is currently impacted by the following trends that may affect our financial condition and results of operations, if we resume a securities business and market making activities. First, the continuing effects of decimalization and other market structure changes, competition and market conditions have resulted in a significant decline in revenue capture per share in our market-making operations. Average revenue capture per share represents the total net trading revenue from our market-making operations divided by the volume of U.S. equity shares traded. Second, decimalization and other market structure changes, competition and market conditions have triggered an industry shift from market makers trading OTC securities solely as principal to executing trades on a riskless principal or agency basis with institutions paying commission-equivalents or commissions, respectively, as declining spreads reduce profits for principal equity trading and as firms become more risk-averse in their capital commitments. Previously, we executed the majority of our institutional client orders on a riskless principal or agency basis, charging commission equivalents or commissions, and we executed the majority of our broker-dealer client orders as principal. Third, ECNs and other alternative trading systems, that can charge access fees to counterparties who access the liquidity provided by such ECNs, now account for a significant amount of Nasdaq trading volume. Also, direct access trading solutions and application service providers are growing in popularity. The introduction of SuperMontage by Nasdaq and the increase in the trading of Nasdaq-listed securities on other exchanges has increased market fragmentation, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the effects of decimalization and market conditions have resulted in consolidation in the equities and options market-making industries. In the past few years, several equity market makers withdrew from providing market-making services or scaled back the number of stocks in which they make markets.

Revenues

Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which consists of trading gains, net of trading losses and commission equivalents, is primarily affected by changes in U.S. equity trade and share volumes, our average revenue capture per share, dollar value of equities traded, our ability to properly manage inventory positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

Securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions and commission equivalents on riskless principal transactions are included within net trading revenue, and commissions earned on agency transactions are included within commissions. We execute the majority of our institutional client orders on a riskless principal or agency basis, generating commission equivalents or commissions. We execute the majority of our broker-dealer client orders as principal. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities and changes in commission rates.

We also earned commissions from our retail customers, which are primarily affected by changes in our retail customers’ trade and share volume, changes in the number of retail customer accounts, as well as changes in commission rates. As a part of the new management’s focus on market making activities, the Company exited the retail business and transferred the majority of our retail customer accounts to GunnAllen Financial, Inc. on March 27, 2004.

We earn underwriting and advisory fees from our corporate clients, mostly on an agency basis. Underwriting and investment banking fees are primarily affected by the level of underwriting and advisory assignments we obtain, as well as volatility in the marketplace and investor sentiment.

We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the changes in cash balances held at banks and clearing brokers and our level of securities positions owned compared to our securities positions in which we are short.

Expenses

Our principal operating expenses consist of employee compensation and benefits, execution and clearance charges, and communication and data processing.

•	Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for execution and clearance costs and overhead allocations. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees.

•	Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance. Communication and data processing fees primarily fluctuate based on the number of our sales and trading professionals.

•	Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

Other operating expenses are:

•	Professional fees, which consist of legal, auditing and other professional fees, as well as fees paid to computer programming, and systems consultants.

•	Occupancy and equipment rentals expense, which primarily consists of rental payments on office and equipment leases.

•	Business development expense, which primarily consists of travel, entertainment and advertising costs.

•	Depreciation and amortization expense from the depreciation of furniture and equipment and the amortization of leasehold improvements and capitalized software.

•	Postage, printing and office supplies expense which consists of expenditures related to mail, overnight shipping costs, and office supplies.

•	Interest expense, which primarily relates to subordinated debt interest.

•	Other expenses, which primarily consist of administrative expenses and other operating costs such as regulatory fees and general office expenses.

The following table sets forth, for the periods indicated, the results of operations as presented in the Company’s Statements of Operations included in Item 8. Financial Statements and Supplementary Data:

	For the Years ended January 31,
	2005	2004	2003
REVENUES
Net trading revenues	$14,185,843	$17,922,780	$7,659,032
Commissions	1,086,170	1,296,896	997,660
Proceeds from insurance settlement	700,000	—	—
Gain on sale of investments	142,766	—	—
Underwriting and investment banking fees	50,000	185,548	295,346
Interest and other	53,672	361,620	319,551

Total revenues	16,218,451	19,766,844	9,271,589

EXPENSES
Employee compensation and benefits	9,987,708	11,779,523	6,992,365
Communication and data processing	3,433,298	2,295,276	2,774,176
Execution and clearance charges	2,984,759	4,056,383	2,672,898
Professional fees	1,762,076	2,308,593	876,851
Occupancy and equipment rentals	1,294,271	1,334,124	1,299,593
Business development	540,495	506,395	318,708
Depreciation and amortization	479,135	173,972	94,043
Postage, printing and office supplies	130,896	540,665	484,105
Interest expense	91,001	128,123	124,672
NASD settlements, net	(2,661,559)	(168,610)	321,996
Impairment of capitalized software	1,705,516	—	—
Impairment of investment	—	—	94,817
Restatement costs	283,775	505,612	—
Other expenses	1,118,188	1,077,910	749,043

Total expenses	21,149,559	24,537,966	16,803,267

Loss before income taxes and discontinued operations	(4,931,108)	(4,771,122)	(7,531,678)
Income taxes	19,749	28,556	23,977

Loss from continuing operations	(4,950,857)	(4,799,678)	(7,555,655)
Loss from discontinued operations, net of income taxes	(833,880)	(380,708)	—

Net loss	$(5,784,737)	$(5,180,386)	$(7,555,655)

Basic and diluted loss per share - continuing operations	$(0.32)	$(0.49)	$(1.13)

Basic and diluted loss per share - discontinued operations	$(0.06)	$(0.04)	$—

Basic and diluted loss per share	$(0.38)	$(0.53)	$(1.13)

Weighted average number of shares outstanding - basic and diluted	15,369,037	9,717,730	6,661,377

CALCULATION OF LOSS PER SHARE

The calculation of loss per share in the consolidated financial statements included in this report is based on the weighted average number of shares outstanding, as calculated.

FISCAL 2005 COMPARED WITH FISCAL 2004

For fiscal 2005, the net loss was $5.8 million, or $0.38 per share on a fully diluted basis, and the loss from continuing operations was a $5 million loss or a loss of $0.32 per share. However, the net loss for fiscal 2005 includes a reduction in expenses of $2.8 million from the reduction in the arbitration liability relating to the C.V.I. Group settlement. Excluding the effect of this reduction in expenses, the net loss from continuing operations for 2005 would have been $7.8 million or $0.51 per share. This compares to a net loss of $5.2 million and a loss per share of $0.53 on a fully diluted basis for fiscal 2004 and a loss from continuing operations of $4.8 million or $0.49 per share on a fully diluted basis.

Total revenues decreased 18.0% to $16.2 million in fiscal 2005, including $0.7 million of insurance settlement proceeds and a $0.1 million gain on the sale of an investment. Exclusive of these two items, revenues decreased 22% to $15.4 million for fiscal 2005, from $19.8 million in fiscal2004, primarily due to decreased net trading revenues from our market-making activities, resulting from the loss of a significant customer and the significant reduction of order flow from another key customer.

Expenses decreased 13.8% to $21.1 million in fiscal 2005, including the reversal of $2.8 million of the arbitration liability relating to the C.V.I. Group settlement, partially offset by the $1.7 million impairment loss associated with certain abandoned software development initiatives. Exclusive of these two items, expenses decreased 9.2% to $22.3 million for fiscal 2005, from $24.5 million in fiscal 2004, principally due to decreases in execution and clearance fees, employee compensation and benefits, and professional fees.

Revenues

Net trading revenue from market-making activities decreased 20.9% to $14.2 million in fiscal 2005, from $17.9 million in fiscal 2004. Revenues steadily increased on a quarterly basis during fiscal 2004 and then decreased steadily through the third quarter of fiscal 2005, Revenues increased slightly in the fourth quarter of fiscal 2005 as the result of the increase in overall market volumes that typically occur in the calendar fourth quarter of a year. . Revenues decreased due to a decrease in our market share resulting from the loss of a significant customer and the significant reduction of order flow from another key customer.

Commissions decreased 16.2% to $1.1 million in fiscal 2005, from $1.3 million in fiscal 2004. This decrease is due to the decrease in our market share in commission-based business in fiscal 2005.

Settlement proceeds of $700,000 were realized during fiscal 2005 due to an agreement reached with our former auditors, Sanville & Company, and its principal Robert Sanville (see “Settlement Proceeds” in Note 3 of the Notes to Consolidated Financial Statements). There were no settlement proceeds realized during fiscal 2004.

Gain on sale of investment of $142,766 includes a $145,256 gain which was realized during fiscal 2005 due to the sale of the Company’s approximately 16% interest in ViewTrade for total proceeds of $250,000 (see “Gain on Sale of Investment” in Note 13 of the Notes to Consolidated Financial Statements). There were no gains on sales of investments during fiscal 2004.

Underwriting and investment banking fees decreased 73.1% to $50,000 in fiscal 2005, from $185,548 in 2004. This decrease is due to an absence of any significant underwriting transactions or advisory contracts in fiscal 2005 and a reduced resource commitment to investment banking.

Interest and other income decreased 85.2% to $53,672 in fiscal 2005, from $361,620 in fiscal 2004. This decrease was primarily due to an absence of sub-lease income in fiscal 2005.

Expenses

Employee compensation and benefits expense decreased 15.2% to $10 million in fiscal 2005, from $11.8 million in fiscal 2004. The decrease was primarily due to lower production related compensation due to the decline in the Company’s trading and commission revenues.

Communications and data processing expense increased 49.6% to $3.4 million in fiscal 2005, from $2.3 million in fiscal 2004. The increase was generally attributable to increased costs associated with the enhanced trading platform for which billings initiated in January 2004, plus additional requirements for market data services.

Execution and clearance fees decreased 26.4% to $3.0 million in fiscal 2005, from $4.1 million in fiscal 2004. The decrease is due to decreased trade and share volume.

Professional fees decreased 23.7% to $1.8 million in fiscal 2005, from $2.3 million in fiscal 2004. The decrease is primarily due to decreased legal costs associated with outstanding litigation and arbitration matters.

Occupancy and rental expense decreased 3% to $1.29 million in fiscal 2005, from $1.33 million in fiscal 2004.

Business development expense increased 6.7% to $540,495 in fiscal 2005, from $506,395 in fiscal 2004.

Depreciation and amortization increased 175.4% to $479,135 in fiscal 2005, from $173,972 in fiscal 2004. This increase is primarily due to the commencement of amortization of completed capitalized software projects.

Postage, printing and office supplies decreased 75.8% to $130,896 in fiscal 2005 from $540,665 in fiscal 2004, resulting from our lower average headcount levels during fiscal 2005.

Interest expense decreased 29% to $91,001 in fiscal 2005, from $128,123 in fiscal 2004, due to the conversion of $1 million of subordinated loans to equity on October 30, 2003.

Expenses related to NASD settlements were a $2,661,559 credit in fiscal 2005 as compared to a $168,610 credit in fiscal 2004. The credit in fiscal 2005 is primarily related to the reversal of $2,838,422 of an arbitration liability relating to the C.V.I. Group settlement, representing a reversal of $3,000,000 of the accrued NASD arbitration award, less $161,578 of related expenses. The credit in fiscal 2004 stems from May 2003, when the Company completed a transaction with Mr. Meyerson totaling $1,350,000 (the “Transaction”). As part of the Transaction, the Company received a reimbursement of Company expenses of $240,000 with respect to certain regulatory matters. This charge was originally recorded in fiscal 2003.

An impairment charge of $1,705,516 was recognized in fiscal 2005 for the capitalized costs relating to certain internally developed software projects, with no impairment charge recognized in fiscal 2004 (see Note 6 of Notes to Consolidated Financial Statements).

Restatement costs decreased 43.9% to $283,775 in fiscal 2005, from $505,612 in fiscal 2004, due to the completion of the restatement of our fiscal 2001, 2002, 2003 and interim 2004 financial statements (see Note 3 of Notes to Consolidated Financial Statements).

Other expenses increased 3.7% to $1.12 million in fiscal 2005, from $1.08 million in fiscal 2004.

FISCAL 2004 COMPARED WITH FISCAL 2003

The net loss for fiscal 2004 was $5.2 million, resulting in a loss per share on a fully diluted basis of $0.53, and a loss from continuing operations of $4.8 million, or a $0.49 loss per share on a fully diluted basis. This compares to a net loss of $7.6 million and a loss per share of $1.13 on a fully diluted basis in fiscal 2003.

In fiscal 2004, total revenues increased 113.2% to $19.8 million, from $9.3 million in fiscal 2003, primarily due to increased net trading revenues from our market-making activities.

Expenses increased 46% to $24.5 million in fiscal 2004, from $16.8 million in fiscal 2003, primarily as a result of increases in execution and clearance fees, employee compensation and benefits and professional fees.

Revenues

Net trading revenue from market-making activities increased 134% to $17.9 million in fiscal 2004, from $7.7 million in fiscal 2003. The increase was primarily due to increases in trade and share volumes in fiscal 2004 compared to fiscal 2003. Volume increased due to both an overall increase in market volume and an increase in our market share resulting from the expansion and upgrading of our market-making operation.

Underwriting and investment banking fees decreased 37.2% to $185,548 in fiscal 2004, from $295,346 in fiscal 2003. This decrease is due to an absence of any significant underwriting transactions or advisory contracts in fiscal 2004.

Commissions increased 30.0% to $1.3 million in fiscal 2004, from $1.0 million in 2003. This increase is due to both increased market volume as well as an increase in our market share in commission-based business in fiscal 2004.

Interest and other income increased 13.2% to $361,620 in fiscal 2004, from $319,551 in fiscal 2003. This increase was primarily due to higher balances held at banks and our clearing brokers.

Expenses

Employee compensation and benefits expense increased 68.5% to $11.8 million in fiscal 2004, from $7.0 million in fiscal 2003. The increase was primarily due to higher sales and trading payouts as a result of increased gross trading profits and margins, as well as the hiring of experienced senior management, sales and trading professionals. These increases were partially offset by the effects of reductions of sales and trading professionals that were replaced with more experienced personnel, the elimination of our retail business, and the forfeiture of $0.6 million of salaries by management personnel.

Communications and data processing expense decreased 17.3% to $2.3 million in fiscal 2004, from $2.8 million in fiscal 2003. The decrease was generally attributable to the decrease in the headcount discussed above and cost reduction measures, including the elimination of redundant equipment and services, and savings generated from the competitive bidding of certain contracts.

Execution and clearance fees increased 51.8% to $4.1 million in fiscal 2004, from $2.7 million in 2003. The increase is due to increased trade and share volume as well as increased costs related to executing orders through ECN’s.

Professional fees increased 163.3% to $2.3 million in fiscal 2004, from $0.9 million in fiscal 2003. The increase is primarily due to increased legal costs associated with outstanding litigation and arbitration matters as well as increased audit fees.

Occupancy and rental expense increased 2.7% to $1.33 million in fiscal 2004 from $1.30 million in fiscal 2003.

Business development expense increased 58.9% to $506,395 in fiscal 2004, from $318,708 in fiscal 2003. The increase is attributable to higher advertising, travel and entertainment costs compared to 2003 due to the implementation of our new business model in fiscal 2004.

Depreciation and amortization increased 85.0% to $173,972 in fiscal 2004, from $94,043 in fiscal 2003. This increase is primarily due to an increase in technology and software development expenditures in fiscal 2004.

Postage, printing and office supplies increased 11.7% to $540,665 in fiscal 2004 from $484,105 in fiscal 2003.

Interest expense increased 2.8% to $128,123 in fiscal 2004, from $124,672 in fiscal 2003.

Expenses related to NASD settlements were a $168,610 credit in fiscal 2004 as compared to a $321,996 charge in fiscal 2003. In May 2003, the Company completed a transaction with Mr. Meyerson totaling $1,350,000 (the “Transaction”). As part of the Transaction, the Company received a reimbursement of Company expenses of $240,000 with respect to certain regulatory matters. This charge was originally recorded in fiscal 2003.

An impairment charge of $94,817 was recognized in fiscal 2003 on our investment in ViewTrade, with no impairment charge recognized in fiscal 2004 (see Note 7 of Notes to Consolidated Financial Statements).

Restatement costs of $505,612 were incurred in fiscal 2004 in connection with our restatement of our fiscal 2001, 2002, 2003 and interim 2004 financial statements (see Note 3 of Notes to Consolidated Financial Statements).

Other expenses increased 43.9% to $1.1 million in fiscal 2004, from $0.7 million in fiscal 2003. This increase was primarily attributable to increased expenditures consistent with our new business model.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s statements of financial position reflect reduced liquidity as working capital (current assets less current liabilities) declined to $1.4 million at January 31, 2005 from $6.5 million at January 31, 2004. The working capital at January 31, 2004 is exclusive of a $4 million net liability related to the C.V.I. arbitration award that was eventually settled for a $1 million net liability, plus $161,578 of related expenses. Current assets include Cash, Deposits and Receivables from Brokers and Dealers, and Marketable Securities Owned. Current liabilities include Securities Sold, Accrued Compensation Payable, Accounts Payable and Accrued Expenses

The Company currently does not have any outstanding bank borrowings or long-term debt, other than a $2 million subordinated loan from our primary clearing broker, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

The Company’s requirement for funding is driven by both working capital and regulatory net capital requirements. See Notes 2 and 15 of Notes to Consolidated Financial Statements. During the three years ended January 31, 2005, the Company’s net losses and negative operating cash flows have required it to raise working capital through the issuance of shares of common stock. Until and unless the company is able to achieve profitable operations, it will be required to obtain additional subordinated debt or equity funding in order to fund operations and maintain required levels of net capital. There can be no assurance that the Company will be successful in attracting such funding. See “Going Concern and Management’s Plans”.

Operating Activities

Net cash used in operating activities was $4,633,983 in fiscal 2005, $5,779,846 in fiscal 2004, and $1,062,560 in fiscal 2003, respectively. Our net cash used in operating activities is materially impacted by changes in our results of operations, as well as the level of our long and short securities positions, and the cash balances at our clearing brokers. The negative operating cash flows in each of fiscal 2005, 2004 and 2003 were principally financed by the Company’s cash on hand at the beginning of those years, as well as from the issuance of common stock or subordinated loans during each year.

During the fiscal 2005, the Company reduced its clearing broker cash balances by $1,341,411 and its net holdings of securities by $1,773,094. The proceeds from the reduction of these balances partially offset other uses of cash in operating activities.

Investing Activities

Net cash used in investing activities was $1,063,694 in fiscal 2005 and $1,060,322 in fiscal 2004, compared to $72,385 provided by investing activities in fiscal 2003, respectively. The fiscal 2005 and 2004 investing outflows resulted from the purchase of fixed assets and expenditures associated with internally developed software during the year. The cash inflows in fiscal 2003 were primarily due to the disposition of certain non-marketable investments.

Financing Activities

Net cash provided by financing activities was $3,532,173, $8,254,423, and $1,100,297, for fiscal 2005, 2004 and 2003, respectively.

The cash inflow from financing activities in fiscal 2005 was due to a combination of three common stock private placements totaling $3,561,100, and option exercises totaling $6,242. The first private placement commenced in February 2004 and raised $157,500 through the issuance of 75,000 shares to employees. The second private placement commenced in April 2004 and raised $1,718,420 (net of a $35,180 placement fee) through the issuance of 1,753,600 shares of common stock to an employee, private investors and corporations. The third final private placement commenced in July 2004 and raised $1,650,001 through the issuance of 5,203,032 shares of common stock to employees, private investors and corporations.

The cash inflow from financing activities in fiscal 2004 was due to a combination of seven common stock private placements totaling $4,995,725, two cash contributions to equity totaling $1,830,000, a sale of assets totaling $980,000 and option exercises totaling $448,698. The first private placement commenced in February 2003 and raised $340,000 through the issuance of 377,776 shares to employees. The second private placement commenced in March 2003 and raised $293,150 through the issuance of 205,000 shares to employees. The third private placement commenced in March 2003 and raised $2,419,050 through the issuance of 1,612,161 shares to employees, a director and a private investor. The fourth private placement commenced in October 2003 and raised $100,000 through the issuance of 28,986 shares to an employee. The fifth private placement commenced in November 2003 and raised $811,650 through the issuance of 348,347 shares to employees and directors. The sixth private placement commenced in November 2003 and raised $110,000 through the issuance of 50,000 shares and 5,000 warrants to a private investor. The seventh private placement commenced in December 2003 and raised $921,875 through the issuance of 526,786 shares to current and former employees, plus a private investor. The Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash of $1,700,000 on October 17, 2003. In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000, whereby he made a $130,000 cash contribution to equity, he purchased $980,000 of assets and he reimbursed the Company for $240,000 of expenditures related to certain regulatory matters.

The cash inflow from financing activities in fiscal 2003 was due to the issuance of our common stock through a private placement for $100,000 to an Executive Officer, and the issuance of additional subordinated debt of $1,000,000 to Mr. Leighton and Joelle A. Meyerson, the spouse of Mr. Meyerson.

All proceeds, net of placement fees of $35,180 during fiscal 2005, from the issuance of common stock and warrants during fiscal 2005, 2004 and 2003, were used for the Company’s working capital purposes and to increase the Company’s level of stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1. The Company’s private placements, in which shares of Company common stock were offered without registration, are subject to restrictions under the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contract longer than one year as of January 31, 2005 are summarized below:

	Payments due in
For the years ended January 31	2006	2007-2008	2009-2010	2011 -Thereafter	Total
Operating lease contracts(1)	$1,008,761	$1,889,520	$1,791,193	$1,339,890	$6,029,364
Guaranteed employment contract	400,000	—	—	—	400,000

Total	$1,408,761	$1,889,520	$1,791,193	$1,339,890	$6,429,364

(1)	See Note 20 to the Consolidated Financial Statements included in Item 8, ‘Financial Statements and Supplementary Data’.

Off-Balance Sheet Arrangements

As of January 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market making activities expose the Company to significant risks, including but not limited to changes in price and/or liquidity of its trading positions. The Company uses an automated trading system to provide management with a real-time overview of its traders’ activity, positions, and profit/loss. Each trader’s total positions are regularly reviewed and limited by management. This automated trading system also provides management with a screen that permits them to monitor trade positions.

In the course of the Company’s business, it maintains inventory, consisting mainly of Nasdaq and OTC securities. The market value of the Company’s inventory was $1.2 million in marketable long positions and $0.3 million in short positions at January 31, 2005 and $3.2 million in marketable long positions and $0.5 million in short positions at January 31, 2004. The loss to the Company, assuming a 10% decline in prices, would be $92,840 at January 31, 2005, due to the losses on the long positions being partially offset by gains on the short positions.

The Company invests, from time to time, in certificates of deposit and/or maintain interest bearing balances in its accounts with its clearing brokers, for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statements of Financial Condition. The receivables from clearing brokers, less the portion required to meet margin requirements, are all available for immediate withdrawal, and the certificates of deposit are for periods of 31 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in listed derivative instruments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crown Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Crown Financial Holdings, Inc. and Subsidiaries as of January 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Financial Holdings, Inc. and Subsidiaries as of January 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses during the past four years and stockholders’ equity and working capital are substantially reduced, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	/s/ Marcum & Kliegman LLP
June 28, 2005

Report of Independent Auditor’s

To the Shareholders and Board of Directors

of Crown Financial Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Crown Financial Group, Inc. (the “Company”) as of January 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Financial Group, Inc. at January 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

New York, New York	/s/ Ernst & Young, LLP
April 5, 2004

INDEPENDENT AUDITOR’S REPORT

To the Shareholders and

Board of Directors

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended January 31, 2003 of CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M. H. MEYERSON & CO., INC. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, after the restatement described in Note 2 from the January 31, 2003 10K/A filed March 9, 2004, present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 31, 2003 of CROWN FINANCIAL GROUP, INC., in conformity with accounting principles generally accepted in the United States of America.

Abington, Pennsylvania	/s/ Sanville & Company
March 20, 2003, except for the matters
disclosed in notes 2, 20 and 22, (from the January 31, 2003 10-K/A filed March 9, 2004) as to which the date is March 9, 2004

Crown Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

January 31, 2005 and 2004

	January 31, 2005	January 31, 2004
Assets
Cash and cash equivalents	$210,216	$2,375,720
Deposit with clearing broker	100,129	100,129
Receivables from clearing brokers	2,548,702	3,890,113
Marketable securities owned, at market value	1,187,103	3,222,383
Non-marketable securities owned	40,017	118,449
Furniture, equipment, capitalized software and leasehold improvements, net of accumulated depreciation and amortization	821,987	1,690,045
Receivables from trading and sales personnel, net of reserve	—	186,641
Insurance receivable	—	1,000,000
Prepaid expenses	298,250	208,066
Other assets	80,294	75,662
Assets from discontinued operations	77,206	80,177

Total assets	$5,363,904	$12,947,385

Liabilities and Stockholders’ Equity
Securities sold, not yet purchased, at market value	$258,699	$492,081
Accrued compensation payable	214,737	1,231,525
Accrued NASD arbitration award	—	5,000,000
Accounts payable and accrued expenses	2,241,662	1,374,631
Liabilities from discontinued operations	80,019	98,246

Total liabilities	2,795,117	8,196,483

Commitments and contingent liabilities
Subordinated loans	2,000,000	2,000,000
Stockholders’ equity:
Preferred stock, $0.01 par value, no shares issued and outstanding at January 31, 2005 and 2004	—	—
Common stock, $0.01 par value, 18,463,902 and 11,425,333 shares issued and outstanding at January 31, 2005 and 2004, respectively	184,639	114,253
Unearned compensation	(3,238)	(65,215)
Treasury stock (no shares at January 31, 2005 and 50,000 shares at January 31, 2004)	—	(200,000)
Additional paid-in capital	28,566,055	25,295,796
Accumulated deficit	(28,178,669)	(22,393,932)

Total stockholders’ equity	568,787	2,750,902

Total liabilities and stockholders’ equity	$5,363,904	$12,947,385

The accompanying notes are an integral part of these consolidated financial statements.

Crown Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended January 31, 2005, 2004 and 2003

	January 31,
	2005	2004	2003
Revenues
Net trading revenues	$14,185,843	$17,922,780	$7,659,032
Commissions	1,086,170	1,296,896	997,660
Proceeds from insurance settlement	700,000	—	—
Gain on sale of investments	142,766	—	—
Underwriting and investment banking fees	50,000	185,548	295,346
Interest and other	53,672	361,620	319,551

Total revenues	16,218,451	19,766,844	9,271,589

Expenses
Employee compensation and benefits	9,987,708	11,779,523	6,992,365
Communication and data processing	3,433,298	2,295,276	2,774,176
Execution and clearance charges	2,984,759	4,056,383	2,672,898
Professional fees	1,762,076	2,308,593	876,851
Occupancy and equipment rentals	1,294,271	1,334,124	1,299,593
Business development	540,495	506,395	318,708
Depreciation and amortization	479,135	173,972	94,043
Postage, printing and office supplies	130,896	540,665	484,105
Interest	91,001	128,123	124,672
NASD settlements, net	(2,661,559)	(168,610)	321,996
Impairment of capitalized software	1,705,516	—	—
Impairment of investment	—	—	94,817
Restatement costs	283,775	505,612	—
Other expenses	1,118,188	1,077,910	749,043

Total expenses	21,149,559	24,537,966	16,803,267

Loss before income taxes and discontinued operations	(4,931,108)	(4,771,122)	(7,531,678)
Income taxes	19,749	28,556	23,977

Loss from continuing operations	(4,950,857)	(4,799,678)	(7,555,655)
Loss from discontinued operations, net of income taxes of $23,210 and $4,209, for the years ended January 31, 2005 and 2004, respectively.	(833,880)	(380,708)	—

Net loss	$(5,784,737)	$(5,180,386)	$(7,555,655)

Basic and diluted loss per share - continuing operations	$(0.32)	$(0.49)	$(1.13)

Basic and diluted loss per share - discontinued operations	$(0.06)	$(0.04)	$—

Basic and diluted loss per share	$(0.38)	$(0.53)	$(1.13)

Weighted average number of shares outstanding - basic and diluted	15,369,037	9,717,730	6,661,377

The accompanying notes are an integral part of these consolidated financial statements.

Crown Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended January 31, 2005, 2004 and 2003

	Common Stock		Unearned Compensation	Treasury Stock	Notes Receivable from Stock Issuance	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2002	6,606,514	$66,065	$—	$—	$(200,000)	$16,284,163	$(9,657,891)	$6,492,337
Shares issued	200,000	2,000	—	—	—	98,000	—	100,000
Shares issued as compensation	750,000	7,500	—	—	—	390,000	—	397,500
Options granted	—	—	(97,071)	—	—	100,421	—	3,350
Options exercised	450	5	—	—	—	292	—	297
Net loss	—	—	—	—	—	—	(7,555,655)	(7,555,655)

Balances at January 31, 2003	7,556,964	75,570	(97,071)	—	(200,000)	16,872,876	(17,213,546)	(562,171)
Purchase of common stock for treasury	—	—	—	(200,000)	200,000	—	—	—
Shares and warrants issued	3,149,056	31,490	—	—	—	4,964,235	—	4,995,725
Subordinated debt converted to equity	366,838	3,668	—	—	—	996,332	—	1,000,000
Cash contributions to equity	—	—	—	—	—	1,830,000	—	1,830,000
Options granted	—	—	(170,968)	—	—	187,180	—	16,212
Amortization of unearned compensation	—	—	202,824	—	—	—	—	202,824
Options exercised	352,475	3,525	—	—	—	445,173	—	448,698
Net loss	—	—	—	—	—	—	(5,180,386)	(5,180,386)

Balances at January 31, 2004	11,425,333	114,253	(65,215)	(200,000)	—	25,295,796	(22,393,932)	2,750,902
Options granted	—	—	—	—	—	47,890	—	47,890
Options forfeited	—	—	—	—	—	(39,408)	—	(39,408)
Amortization of unearned compensation	—	—	61,977	—	—	—	—	61,977
Reorganization	—	—	—	200,000	—	(200,000)	—	—
Options exercised	6,937	69	—	—	—	6,173	—	6,242
Shares issued	7,031,632	70,317	—	—	—	3,455,604	—	3,525,921
Net loss	—	—	—	—	—	—	(5,784,737)	(5,784,737)

Balances at January 31, 2005	18,463,902	$184,639	$(3,238)	$—	$—	$28,566,055	$(28,178,669)	$568,787

The accompanying notes are an integral part of these consolidated financial statements.

Crown Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2005, 2004 and 2003

	January 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(5,784,737)	$(5,180,386)	$(7,555,655)
Loss from discontinued operations	(833,880)	(380,709)	—

Loss from continuing operations	(4,950,857)	(4,799,677)	(7,555,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	479,135	173,972	94,043
Gain on sale of investment	(142,766)	—	—
Reversal of accrued NASD arbitration award	(3,000,000)	—	—
Impairment of capitalized software	1,705,516	—	—
Impairment of investment	—	—	94,817
Reserve for receivables from trading and sales personnel	—	360,697	—
Compensation and consulting expense on options and common stock granted	67,549	219,036	400,850
Changes in assets and liabilities:
(Increase) decrease in assets:
Deposits with and receivables from clearing brokers	1,341,411	(516,994)	1,712,024
Securities owned	2,006,476	(2,104,965)	3,097,467
Receivables from trading and sales personnel	186,641	(297,199)	(428,263)
Prepaid expenses	(90,184)	69,553	(93,168)
Income tax receivable	—	24,669	2,423,021
Insurance recovery receivable	1,000,000	—	—
Other assets	26,127	(15,701)	642,385
Increase (decrease) in liabilities:
Securities sold, not yet purchased	(233,382)	269,418	(1,034,826)
Payable to subsidiary	(30,795)	11,707	—
Payable to brokers and dealers	—	—	(166,864)
Accrued compensation payable	(985,724)	976,843	(479,824)
Accrued NASD arbitration award	(2,000,000)	—	—
Accounts payable and accrued expenses	835,967	226,627	231,433

Net cash used in continuing operations	(3,784,886)	(5,402,014)	(1,062,560)
Net cash used in discontinued operations	(849,097)	(377,832)	—

Net cash used in operating activities	(4,633,983)	(5,779,846)	(1,062,560)

Cash flows from investing activities
Proceeds from sale of investment	250,000	—	—
Other investments	—	171,361	72,025
Purchases of furniture, equipment and capitalized software	(1,313,694)	(1,231,683)	360

Net cash (used in) provided by investing activities	(1,063,694)	(1,060,322)	72,385

Cash flows from financing activities
Proceeds from subordinated loans	—	—	1,000,000
Proceeds from sale of assets to related party	—	980,000	—
Proceeds from sale of common stock, net of costs	3,525,931	4,995,725	100,000
Proceeds from exercise of stock options	6,242	448,698	297
Cash contributions to equity	—	1,830,000	—

Net cash provided by financing activities	3,532,173	8,254,423	1,100,297

Net (decrease) increase in cash and cash equivalents	(2,165,504)	1,414,255	110,122
Cash and cash equivalents at beginning of year	2,375,720	961,465	851,343

Cash and cash equivalents at end of year	$210,216	$2,375,720	$961,465

The accompanying notes are an integral part of these consolidated financial statements.

Crown Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2005, 2004, and 2003

	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest	$85,576	$100,839	$29,299
Cash paid for income taxes	$25,801	$23,804	$—

The accompanying notes are an integral part of these consolidated financial statements.

Crown Financial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION

Crown Financial Holdings, Inc., through its wholly owned subsidiary, Crown Financial Group, Inc., is a registered broker-dealer with the United States Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”). The broker dealer provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations. The broker dealer is an introducing broker and clears all transactions through two clearing organizations on a fully disclosed basis. Accordingly, the broker dealer is exempt from rule 15c3-3 of the Securities and Exchange Act of 1934.

Crown Financial Holdings, Inc., a New Jersey corporation (“Crown Holdings”), was created when Crown Financial Group, Inc. (“Group”) reorganized into a holding company structure (the “Reorganization”) in accordance with Section 10-3(6) of the New Jersey Business Corporation Act. Group was incorporated as M.H. Meyerson & Co., Inc. in 1960 under the laws of the state of New Jersey. M.H. Meyerson & Co., Inc. completed its initial public offering on in 1997 and commenced trading on the Nasdaq Stock Market under the stock symbol “MHMY”. In August of 2003, the M.H. Meyerson & Co., Inc. began doing business as Crown Financial Group, Inc. and subsequently amended its trading symbol to CFGI.

The holding company organizational structure was effected after the close of business on January 11, 2005, pursuant to an Agreement and Plan of Merger dated as of January 11, 2005 (the “Merger Agreement”), by and among Crown Holdings, Group and CFGI Merger Sub, Inc. (“Merger Sub”), a New Jersey corporation and a wholly-owned subsidiary of Crown Holdings (collectively the “Company”). The Merger Agreement provided for the merger (the “Merger”) of Merger Sub with and into Group, with Group as the surviving corporation. Pursuant to Section 10-3(6) of the New Jersey Business Corporation Act shareholder approval was not required for the Merger. As a result of the Merger, Group is now a wholly-owned subsidiary of Crown Holdings. The Reorganization has been accounted for as a “downstream merger” in accordance with SFAS No. 141.

By virtue of the Merger, each share of Group’s outstanding common stock was converted, on a share for share basis, into a share of common stock of Crown Holdings. As a result, each shareholder of Group became a shareholder of an identical number of shares of common stock of Crown Holdings. Additionally, each outstanding option or warrant to purchase shares of Group’s common stock was automatically converted into an option or warrant to purchase, upon the same terms and conditions, an identical number of shares of Crown Holdings’ common stock.

The conversion of shares of capital stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding capital stock of Group are deemed to represent the same number of shares of capital stock in Crown Holdings. Crown Holdings’ common stock continues to be listed on the Pink Sheets under the symbol “CFGI”.

Pursuant to Section 10-3(6) of the New Jersey Business Corporation Act, the provisions of the Certificate of Incorporation and Bylaws of Crown Holdings are consistent with those of Group prior to the Merger. The authorized capital stock of Crown Holdings, the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also consistent with those of Group’s capital stock immediately prior to the Merger. The directors of Crown Holdings are the same individuals who were directors of Group immediately prior to the Merger. The holding company reorganization is tax free to shareholders.

On February 18, 2005, the Company ceased market making operations (see Note 21, “Subsequent Events”). On May 23, 2005, the NASD staff issued a letter to the Company stating that as a broker-dealer firm our of compliance with the net capital requirements under the Exchange Act, Group and the responsible individuals at Group were required to cease conducting a securities business (see Note 21, “Subsequent Events”). Consequently, Group conducts no securities business and has not done so since late February, shortly after it ceased market making activities. See Note 2.

2. GOING CONCERN AND MANAGEMENT’S PLANS

During the past four fiscal years the Company had incurred net losses of approximately $5.8 million in fiscal 2005, $5.2 million in fiscal 2004, $7.5 million in fiscal 2003 and $14.8 million in fiscal 2002. As a result, the Company’s stockholders’ equity decreased from approximately $21.9 million at January 31, 2001 to $0.6 million at January 31, 2005. The Company’s financial situation raises substantial doubt about the Company’s ability to continue as a going concern.

As a result of the Group’s limited net capital, on February 18, 2005, Group voluntarily ceased market making operations, which had the effect of reducing the Group’s net capital requirement. Subsequently, most of the Company’s trading, sales and information technology development professionals were terminated since Group was no longer licensed to make markets and the Company needed to conserve cash. Shortly thereafter, the Company voluntarily ceased conducting a securities business. As of May 20, 2005, the Company no longer had sufficient net capital to meet the minimum requirement necessary to conduct a securities business.

Management has taken a number of actions to lower costs and to improve the Company’s liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. In addition, the Company has negotiated settlements with certain vendors, resulting in a reduction of outstanding liabilities of approximately $580,000 through June 28, 2005. During March 2005, the Company undertook a private offering of convertible preferred stock and through June 28, 2005 has raised $1.1 million through such offering.

The Company currently estimates that it will need to raise a minimum of $5 million of additional capital (including any extensions of the Company’s existing subordinated loan from its clearing broker, which is presently due to expire in August, 2005) in order to obtain the level of net capital that would be required for the Company to resume its securities business. The Company has been in discussions with various potential sources of such capital, but to date no definitive agreements have been reached and there can be no assurance that the Company will be able to obtain such capital on acceptable terms before its current sources of cash are exhausted.

If the Company is able to obtain the required capital, it intends to immediately reenter businesses that are permitted to be conducted immediately (institutional agency and proprietary trading business) and to file a Market Maker Application with the NASD to resume such activities. The Company anticipates that the NASD’s review of such application could take between one and sixth months. If such application were approved, the Company would then seek to (re)hire trading, technical and financial personnel, and attempt to regain the clients that utilized its market making services prior to the cessation of market making services, or replace them with new clients. The Company would also resume certain technology initiatives to pursue the realization of the value of the Company’s proprietary software. There can be no assurance that the Company will be successful in any of these steps.

If the Company is permitted to resume market making activities, the Company intends to launch a focused market making effort, with an emphasis on the more profitable OTC Bulletin Board and Pink Sheet securities.

If the Company is unable to successfully implement the steps described above, it may be forced to liquidate, and with respect to Group, the Company’s broker-dealer subsidiary (which holds the majority of the Company’s assets), it is possible that such liquidation might have to be carried out under Chapter 7 of the United States Bankruptcy Code.

The Company’s consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets, other than the impairment loss associated with capitalized costs related to the Company’s abandoned internal software projects (see Note 6 of Notes to Consolidated Financial Statements, “Impairment of Capitalized Software”), or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The report of Marcum & Kliegman LLP with respect to their audit of the Company’s fiscal 2005 consolidated financial statements includes an emphasis paragraph concerning the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for the year ended January 31, 2005, include the accounts of Crown Holdings and its wholly owned subsidiary, Group, along with Group’s wholly owned subsidiary, Crown Financial International Limited (“CFIL”), registered in England and Wales and located in London, England. All inter-company accounts and transactions have been eliminated in the consolidated financial statements. See Note 17 for information about the plan to liquidate CFIL.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Owned, Securities Sold, Not Yet Purchased and Related Revenue Recognition

Securities transactions, and related commission revenue and expense, if applicable, are recorded on a trade date basis.

Securities owned and securities sold, not yet purchased are carried at market value and are recorded on a trade date basis with unrealized gains and losses included in net trading revenue. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees, are also recorded on a trade date basis. The Company’s clearing agreements (see Note 9) call for payment of or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

The market value of securities owned, and securities sold, not yet purchased, which consist entirely of equities, are determined by the Company utilizing quoted market prices, dealer quotes and prices obtained from independent third parties.

Substantially all of the Company’s financial assets and liabilities are carried at market value or at amounts which, because of the short-term nature of the financial instruments, approximate current fair value.

Underwriting fees and investment banking fees are recorded at the time the transaction is completed.

Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of over-the-counter and listed stocks, the majority of the Company’s securities transactions are conducted as principal with broker-dealers and institutional counterparties primarily located in the United States. The Company clears all of its securities transactions through clearing brokers. Accordingly, a substantial portion of the Company’s credit exposure is concentrated with its clearing brokers. The Company’s exposure to credit risk associated with the non-performance by their customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s customers. Amounts due from customers that are considered uncollectible would be charged back to the Company by the clearing brokers when such amounts become determinable. At January 31, 2005, there are no amounts due from customers included in the accompanying consolidated statement of financial condition. The Company’s policy is to monitor regularly the credit standing of the clearing brokers and all counterparties with which it conducts business.

The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at U.S. financial institutions. At times, such amounts may exceed the FDIC limits. At January 31, 2005, the Company had approximately $117,000 with a non-U.S. financial institution and approximately $124,000 with a U.S. financial institution.

Securities sold, not yet purchased represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

Cash and Cash Equivalents

The Company considers all short-term investments with maturities of three months or less, when purchased, to be cash equivalents

Settlement Proceeds

On June 30, 2004, Crown and John P. Leighton, its Chairman of the Board of Directors, and Sanville & Company, the Company’s former independent auditors, and its principal, Robert Sanville (collectively, “Sanville”), entered into an Amended Release and Settlement Agreement (the “Settlement”). Under the terms and provisions of the Settlement, Crown and John P. Leighton agreed to release and discharge Sanville from all claims which Crown could assert against Sanville relating to the auditing services rendered to Crown by Sanville, in consideration for a $700,000 payment by Sanville to Crown. Mr. Leighton did not receive any consideration from Sanville. Sanville served as Crown’s independent auditor from March 1, 2002 to June 12, 2003. Crown received the consideration payable under the Settlement on June 30, 2004.

Furniture, Equipment, Capitalized Software and Leasehold Improvements

Furniture and equipment is stated at cost, less accumulated depreciation. Furniture and equipment are depreciated over their estimated useful lives, ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the estimated economic life of the improvements. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or

Obtained for Internal Use. Unamortized capitalized software costs of $773,203 were carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of January 31, 2004. Of that amount, $455,784 represented software that was still in development and was not being amortized while $317,419 represented software that had been placed in service and was being amortized. Capitalized software in service is amortized over its estimated useful life of three years.

During the year ended January 31, 2005 the Company recorded an impairment loss for the capitalized costs related to an internal software development project that was abandoned (see Note 6, “Impairment of Capitalized Software”). At January 31, 2005, unamortized capitalized software costs of $13,947 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition, representing software obtained from third parties and are being amortized over its estimated useful life of three years.

Receivables from Trading and Sales Personnel

Some trading and sales personnel received draws, which represented advances against future commission payments. Receivables from trading and sales personnel resulted when the cumulative earned commission payments were less than the cumulative draws paid. The Company expected to collect these receivables from future earned commissions.

The Company established reserves as an offset to the receivable balance on the basis of a review of historical collections and estimates of future collections. The reserve amount was $221,158 and $360,697 at January 31, 2005 and 2004, respectively. The reserve at January 31, 2005 represents a full reserve due to the Company’s subsequent cessation of market making activities and the resulting inability to recover the receivable.

Non-Marketable Securities Owned

Non-marketable securities owned included the Company’s investment in ViewTrade Holding Corporation (“ViewTrade”) at January 31, 2004, which was accounted for at the lower of cost or fair value. The carrying value of the ViewTrade investment was $104,744 at January 31, 2004. The fair value of investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments.

Stock Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period). The Company recognized $24,669, $152,036 and $3,350 of compensation expense on such grants during the years ended January 31, 2005, 2004, and 2003, respectively.

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest. The Company recognized $45,790 and $67,000 of expense on such grants during the years ended January 31, 2005, and 2004, respectively.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years ended January 31,
	2005	2004	2003
Risk free interest rate	3.06%	2.81%	2.53%
Weighted average expected life of options (years)	4.00	4.00	4.00
Expected volatility of the Company’s common stock	176%	170%	178%
Expected annual rate of dividends	—	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123:

	For the Year ended January 31,
	2005	2004	2003
Net loss as restated and reported	$(5,784,737)	$(5,180,386)	$(7,555,655)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(6,624,833)	(2,037,482)	(138,984)
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards	70,459	219,036	3,350

Pro forma net loss	$(12,339,111)	$(6,998,832)	$(7,691,289)

Loss per share:
Basic and diluted net loss per share as reported	$(0.38)	$(0.53)	$(1.13)
Basic and diluted pro forma net loss per share	$(0.80)	$(0.72)	$(1.15)

On August 3, 2004, Sky Capital Enterprises Inc. and Sky Capital Holdings Ltd. (an affiliate of Sky Capital Enterprises) collectively purchased a 24.7% interest in the Company. As a result of this transaction, all outstanding options issued pursuant to the 2003 Equity Incentive Plan (the “2003 Plan”) became vested, in accordance with the Change-In-Control provisions of the 2003 Plan. This accelerated vesting impacts the pro forma calculation of net loss pursuant to SFAS No. 123 because the unamortized value of the impacted options is charged to expense as of the accelerated vesting date.

The weighted average fair value of the stock options granted was $0.93, $2.33, and $0.62 for the years ended January 31, 2005, 2004 and 2003.

Unearned Compensation

Unearned compensation represents the portion of option related charges which will be amortized as compensation expense over the remainder of the applicable vesting periods.

Restatement and Restatement Costs

In January of 2003, a new management team and a new business plan were installed. In mid-September 2003, a new finance team was also appointed to further the implementation of this new business plan.

On October 17, 2003, as part of the closing of the Company’s financial records for the month of September 2003, the new finance team of the Company determined that certain items in the Company’s previously issued unaudited financial statements for the interim periods of the year ended January 31, 2004, were misstated. The Company immediately commenced an internal review to determine the scope of the financial statement misstatements and to issue restated financial statements for any prior periods materially impacted by the misstatements.

As a result of the findings of the review, the Company restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding 2003 interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. The restated financial statements were filed with the SEC in March, 2004 in amended annual and quarterly reports.

The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis. The direct accounting costs isolated as Restatement Costs in the consolidated statement of operations, represent the professional fees incurred during fiscal 2005 related to this project. During fiscal 2004, $505,612 of Restatement Costs were incurred related to the restatement project and an additional $283,775 were incurred during fiscal 2005.

Income Taxes

The Company provides for current and deferred taxes payable or refundable utilizing the liability method prescribed by SFAS No. 109. That method recognized deferred assets and liabilities for differences between the financial reporting and tax bases of assets and liabilities, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits represent changes in deferred tax assets or liabilities between years.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) has been calculated by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended January 31, 2005:

	Year ended January 31, 2005
	Numerator/ Net Loss	Denominator/ Shares
Loss and shares used in basic calculations	$(5,784,737)	15,369,037
Effect of dilutive stock based awards	—	—

Loss and shares used in diluted calculations	$(5,784,737)	15,369,037

Basic earnings per share	$(0.38)

Diluted earnings per share	$(0.38)

At January 31, 2005, 4,673,863 stock options and warrants were outstanding, but were considered anti-dilutive and were properly excluded from the calculation of weighted average shares outstanding for diluted EPS.

Reclassifications

Certain fiscal 2004 and 2003 amounts have been reclassified to conform with fiscal 2005 classifications.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment.” SFAS 123(R), effective for the Company beginning February 1, 2006, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The Company has not yet adopted this standard which is anticipated to have a material effect on the consolidated financial statements after adoption.

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS No. 153 will have a material affect on its consolidated financial statements.

In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 6”. Under SFAS No. 154 changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principles as a cumulative adjustment to net income in the period of the change permitted under APB No. 20 will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Corrections of error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The early application of SFAS No. 154 is permitted for accounting changes made in fiscal years that began after the issuance of SFAS No. 154. The Company does not expect that SFAS No. 154 will have a material affect on its consolidated financial statements.

5. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased consist of investment securities at quoted market values. Non-marketable securities owned include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.

6. IMPAIRMENT OF CAPITALIZED SOFTWARE

During the year ended January 31, 2005, the Company recognized an impairment loss of $1,705,516 for the unamortized capitalized costs related to the Company’s internal software development. The costs were deemed impaired due to the Company’s February, 2005 cessation of market making activities, as a result of which the software projects were abandoned and all development terminated, pending the Company obtaining new funding.

7. IMPAIRMENT LOSS ON INVESTMENT

In July 2001, the Company’s subsidiary eMeyerson.com (“EMEY) agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was recorded at a fair value of $1,383,569. For the year ended January 31, 2002, the Company recorded a pretax gain of $23,997 on the exchange of its interest in EMEY for the interest in ViewTrade, representing the difference between the carrying amount of the Company’s investment in EMEY and the fair value of the interest in ViewTrade received.

On September 11, 2001, the ViewTrade head office located in the World Trade Center was destroyed. As a result, ViewTrade suffered significant financial difficulties due to the breakdown in their operations, as well as the decline in market conditions affecting ViewTrade’s business immediately following the terrorist attack. These events resulted in the Company recording a charge related to the impairment of their investment in ViewTrade of $1,184,008 for fiscal 2002. The continuing decline in market conditions affecting ViewTrade’s business resulted in a further impairment charge of $94,817 for the year ended January 31, 2003, bringing the carrying value of ViewTrade to $104,744 at January 31, 2004 and 2003. The Company sold its investment in ViewTrade during fiscal 2004 for $250,000 and recognized a gain of $145,256. See Note 12, “Related Party Transactions,” for additional details.

8. FURNITURE, EQUIPMENT, CAPITALIZED SOFTWARE AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, capitalized software and leasehold improvements are summarized as follows:

	January 31, 2005
	Gross Assets	Accumulated Depreciation and Amortization	Net Assets
Equipment	$1,989,849	$(1,639,201)	$350,648
Leasehold improvements	919,721	(482,485)	437,236
Capitalized software	225,173	(211,226)	13,947
Furniture	459,612	(439,456)	20,156

Total	$3,594,355	$(2,772,368)	$821,987

	January 31, 2004
	Gross Assets	Accumulated Depreciation and Amortization	Net Assets
Equipment	$1,874,729	$(1,424,688)	$450,041
Leasehold improvements	870,604	(417,152)	453,452
Capitalized software	793,398	(20,195)	773,203
Furniture	444,550	(431,201)	13,349

Total	$3,983,281	$(2,293,236)	$1,690,045

Depreciation and amortization expense totaled $479,135, $173,972 and $94,043, for the years ended January 31, 2005, 2004 and 2003, respectively. Depreciation expense related to furniture and equipment totaled $228,768 and amortization expense related to leasehold improvements and capitalized software totaled $250,367, for the year ended January 31, 2005.

Information related to capitalized software for the period from January 31, 2003 to January 31, 2005 is as follows:

Balance - January 31, 2003	$—
Amounts capitalized	793,398
Amortization	(20,195)

Balance - January 31, 2004	773,203
Amounts capitalized	1,137,291
Amortization	(191,031)
Impairment provision	(1,705,516)

Balance - January 31, 2005	$13,947

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software in service is amortized over its estimated useful life of three years.

At January 31, 2005, unamortized capitalized software costs of $13,947 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition, representing software obtained from third parties. As of January 31, 2005, the Company has fully reserved for an impairment loss associated with its internally developed software (see Note 6; “Impairment of Capitalized Software”).

9. DEPOSIT WITH AND RECEIVABLE FROM CLEARING BROKERS

The Company maintained clearing agreements with Goldman Sachs Execution and Clearance (“GSEC”) and Fiserv Securities, Inc., (“Fiserv”). Under the agreement with GSEC, the Company is required to maintain minimum net equity of $1,000,000. The Company clears its proprietary equity market making and institutional client activity through GSEC. Under the agreement with Fiserv, the Company maintained a clearing deposit of approximately $100,000. The Company had previously cleared its retail customer transactions through Fiserv, but the retail business was exited on March 27, 2004, and on April 26, 2005, the Company formally terminated its clearing relationship with Fiserv.

10. ACCRUED COMPENSATION PAYABLE

Accrued compensation payable includes bonus payments owed to employees (at January 31, 2004 only), plus amounts owed to market makers and salespersons. Monthly commission payments to market makers and salespersons are generally paid by the middle of the following month.

11. COMPUTATION FOR DETERMINATION OF RESERVE REQUIREMENTS

The Company operates in accordance with the exemptive provisions of paragraph (k)(2)(ii) of the SEC Rule 15c3-3. All transactions were cleared through GSEC and Fiserv.

12. SIGNIFICANT CUSTOMERS

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the year. The Company had no such significant customers for the year ended January 31, 2005. The Company had two such significant customers, both of which are U.S. broker-dealers, which accounted for 26% and 12% of the total trades for the year ended January 31, 2004.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

13. RELATED PARTY TRANSACTIONS

Employee Loan for Stock Purchase

The Company loaned Anthony F. Dudzinski, the Company’s former Vice-President of Operations, $200,000 to purchase 50,000 shares of the Company’s stock. The loan matured February 21, 2004 and was non-interest bearing. The shares of the Company were pledged as collateral for the loan. On March 20, 2003, pursuant to an agreement with the former officer, the Company acquired the 50,000 shares of common stock, in exchange for the release of certain obligations and rights of the former officer, including a forgiveness of $200,000 in loans.

Transactions with the Meyerson Family

In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $480,000 of receivables from trading personnel for $980,000, a cash contribution of $130,000 recognized in additional paid-in-capital and a reimbursement to the Company of $240,000 of expenses incurred by the Company in connection with certain regulatory matters. The reimbursement of $240,000 is included as a reduction of NASD arbitration settlements expense in the Consolidated Statement of Operations for the year ended January 31, 2004. The assets sold to Mr. Meyerson were valued at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

On October 16, 2003, the Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash on October 17, 2003. The Company assumed title to the proceeds from the liquidation in the amount of $1,700,000 on October 17, 2003. This equity contribution added $1,700,000 to cash and the Company’s equity and did not create any liability or require any financial consideration on behalf of the Company. J.S.A. Investments LLC is a limited liability company managed by Joelle A. Meyerson, the spouse of Mr. Meyerson.

As described in Note 14, the Company had a $500,000 subordinated loan from Joelle A. Meyerson, which in October, 2003 was converted into equity.

Leighton Conversion of Subordinated Loan into Equity

As described in Note 14, the Company had a $500,000 subordinated loan from John P. Leighton, our Chairman and Chief Executive Officer, which in October, 2003 was converted into equity.

Gain on Sale of Investment

On July 28, 2004, Crown entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with ViewTrade Holding Corporation, a Delaware corporation (“ViewTrade”), pursuant to which Crown agreed to sell its entire beneficial interest in ViewTrade to ViewTrade. Under the terms of the Repurchase Agreement, Crown agreed to divest itself of 793,981 shares of common stock, par value $0.01 per share, of ViewTrade, which shares represented approximately 16% of ViewTrade’s outstanding securities (the “Shares”). In turn, ViewTrade agreed to pay the purchase price in the amount of $250,000 for the Shares. The closing of the Repurchase Agreement occurred on July 29, 2004. Crown had the investment recorded at $104,744, resulting in a $145,256 gain on the sale of the investment. Crown acquired its beneficial interest in ViewTrade when Crown’s former subsidiary, eMeyerson.com, Inc. merged into a wholly-owned subsidiary of ViewTrade on July 25, 2001 (see Note 6; “Impairment Loss on Investment”).

Private Offerings

During the fiscal years ended January 31, 2005, 2004 and 2003, the Company sold in privately negotiated transactions 732,946, 1,695,041, and 200,000 shares, respectively, of Company common stock, not registered under the Securities Act of 1933, to directors, executive officers, and their respective family members, for gross proceeds of $512,226, $2,896,121, and $100,000, respectively. These sales were made pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws and were approved by our Board. Appropriate legends were affixed to the certificates representing the securities issued. All of the proceeds from these share issuances were used for our working capital purposes, to increase our level of shareholders’ equity and net capital as required under the Exchange Act.

ViewTrade Sublease

ViewTrade subleased space from the Company which resulted in sublease income of $214,310 and $248,201 for the years ended January 31, 2004, and 2003, respectively. This income is included in Interest and Other Income in the Consolidated Statements of Operations. The Viewtrade sub-lease terminated February 29, 2004.

14. SUBORDINATED LOANS

The Company entered into a NASD approved subordinated loan agreement with GSEC dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and it is subject to monthly interest payments at the Prime Rate (5.25% at January 31, 2005) and is unsecured. The loan matured on August 31, 1999 but was extended to August 31, 2003. By agreement dated July 22, 2003, the Company and GSEC have agreed to extend the date of maturity of the NASD approved subordinated loan agreement dated June 3, 1997, as amended, from August 31, 2003 to August 31, 2005. The extension of the maturity of the subordinated loan occurred in conjunction with a renegotiation of the clearing services GSEC provides to the Company. On January 20, 2005, GSEC notified the Company that they did not intend to extend the maturity of the subordinated loan further, although they have subsequently agreed to reconsider contingent upon completion of an equity financing (see Note 21 for details regarding the status of the private offering).

The Company entered into a NASD approved subordinated loan agreement with two stockholders. The first agreement, with Joelle A. Meyerson, was effective December 10, 2002 in the amount of $500,000. The agreement bore interest at an annual rate of 6% and was due to mature December 31, 2003. The second agreement, with Mr. Leighton, was effective January 14, 2003 in the amount of $500,000. The agreement bore interest at an annual rate of 6% and was due to mature January 31, 2004.

On October 30, 2003, the Company completed a conversion, with NASD approval, of the $1,000,000 in subordinated indebtedness discussed above into equity. Pursuant to this conversion, $1,000,000 of subordinated debt was tendered in exchange for the issuance of 366,838 shares of the Company’s common stock. As a result of these transactions, the Company’s stockholders’ equity increased by $1,000,000 and its liabilities decreased by $1,000,000.

All of the aforementioned subordinated loans are considered debt for purposes of the debt to debt-equity ratio.

15. NET CAPITAL REQUIREMENTS

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in the SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

The Company computes its net capital under the aggregate indebtedness method permitted by rule 15c3-1, which requires that the Company maintain minimum net capital, as defined, of 6-2/3% of aggregate indebtedness, as defined, or $1,000,000 whichever is greater. At January 31, 2005 and 2004, the Company had net capital of $1,001,794 and $1,805,660, respectively, compared to a minimum net capital requirement each year of $1,000,000. The Company’s ratio of net capital to aggregate indebtedness was 40.1% and 23.7% at January 31, 2005 and 2004, respectively.

As discussed in Note 3 regarding Restatement Costs, the Company previously restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding 2003 interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. Net capital was recalculated for each month end from January 31, 2002 through January 31, 2004 and these adjusted net capital amounts were disclosed in our amended 10-K/A filing for the year ended January 31, 2003. The restatement resulted in hindsight net capital deficiencies at six of the month-ends during the year ended January 31, 2004.

See Note 21 for information regarding net capital calculations subsequent to the date of these consolidated financial statements.

16. INCOME TAXES

The Company files a federal income tax return, which will be on a consolidated basis with its wholly owned subsidiary for the year ended January 31, 2005, as well as state income tax returns in certain jurisdictions. CFIL files separately in the United Kingdom.

The provision for income taxes consists exclusively of current state taxes of $19,749, $28,556 and $23,997 for the years ended January 31, 2005, 2004 and 2003.

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	For the Years Ended January 31,
	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Valuation allowance	(39.4)%	(33.9)%	(33.6)%
Other	3.6%	(1.7)%	(1.7)%

Effective income tax (provision) benefit rate	(0.8)%	(0.6)%	(0.3)%

The Company’s deferred tax assets are subject to a 100% valuation allowance as currently management is unable to conclude that it is more likely than not the Company will generate sufficient future taxable income to realize the deferred tax assets. Significant components of the Company’s deferred tax assets at January 31, 2005, and 2004 are as follows:

	For the Years Ended January 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$2,483,470	$7,358,022
Stock option compensation	359,893	335,128
Fixed assets and intangible assets	835,472	70,903
Reserves	89,543	1,781,345
Charitable contributions	77,737	78,207
Capital loss carryforwards	1,957,499	2,034,330
Capitalized start-up costs	152,438	—

Deferred tax assets, gross	5,956,052	11,657,935
Less: Valuation allowance	(5,956,052)	(11,657,935)

Deferred tax assets, net	$—	$—

The valuation allowance related to the Company’s deferred tax assets in 2005 decreased by $5,701,883, primarily due to limitations on the federal tax loss carryforwards under Internal Revenue Code Section 382, as a result of certain ownership changes during the previous three years. The valuation allowance related to the Company’s deferred tax assets in 2004 increased $2,247,602. The capital loss carryforwards expire during the year ending January 31, 2010.

At January 31, 2005 the Company had Federal net operating loss carryforwards (“NOL”) of $1,740,339, which expire in 2025. The utilization of certain of the NOL’s is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. In addition, under Internal Revenue Code Section 382, certain significant changes in ownership of the Company may significantly restrict the future utilization of the federal tax loss carry-forwards. As of April 30, 2005, the ownership change during the prior three years has restricted the future utilization of the Federal NOL’s to no more than $1,740,339.

In addition, the Company has state NOL’s which range by jurisdiction up to approximately $30,800,000. The state NOL carryforwards expire as follows:

Year Ending January 31,	Amount
2009	$11,382,180
2010	7,138,369
2011	4,559,705
2012	7,741,405

Total	$30,821,659

17. DISCONTINUED OPERATIONS

Crown Financial International Limited (“CFIL”) is registered in England and Wales and is located in London, England. On March 22, 2005, CFIL made application to the United Kingdom Financial Services Authority (“FSA”) for cancellation of its Part IV permission, whereby the Company would relinquish its approved status to carry on a financial services business in the United Kingdom and would liquidate. The FSA cancelled the Part IV permission effective June 7, 2005.

This reporting unit of the Company’s operations has been reflected as discontinued operations for the years ended January 31, 2005 and 2004. Accordingly, operating results have been segregated from continuing operations and are reported as discontinued operations in the accompanying consolidated statements of financial condition, operations and cash flows as of and for the years ended January 31, 2005 and 2004.

Summarized financial information of the discontinued operations for the years ended January 31, 2005 and 2004 are as follows:

	2005	2004
Cash	$100,880	$174,835
Furniture and equipment, net of accumulated depreciation	25,865	35,381
Due from parent	42,502	11,707
Other assets	51,342	44,796

Total assets	$220,589	$266,719

Accrual and other liabilities	$80,019	$98,246
Stockholder’s equity	140,570	168,473

Total liabilities and stockholder’s equity	$220,589	$266,719

Revenues	$16,409	$—
Expenses	(850,289)	(380,708)

Net loss from discontinued operations, net of income taxes of $23,210, and $4,209 for 2005 and 2004, respectively	$(833,880)	$(380,708)

18. 401(K) SAVINGS PLAN

Employees of the Company may participate in a 401(K) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made no contributions to the plan for the years ended January 31, 2005, 2004 or 2003.

19. CAPITAL STOCK, STOCK OPTIONS, AND OTHER AWARDS

The Company has 25,000,000 shares of authorized common stock with a par value of $0.01, of which 18,463,902 and 11,425,333 shares were issued and outstanding at January 31, 2005 and 2004, respectively. In addition, the Company has 200,000 shares of authorized preferred stock, of which none were issued and outstanding at January 31, 2005 and 2004. See Note 21, “Subsequent Events”, for information relating to issuances of preferred stock subsequent to January 31, 2005.

The Company issued 7,031,632, 3,149,056 and 200,000 shares of its common stock in connection with private offerings for proceeds of $3,525,921 (net of $35,180 of placement fees), $4,995,725 and $100,000 in the years ended January 31, 2005, 2004 and 2003, respectively.

The Company issued 6,937, 352,475 and 450 shares of its common stock in connection with option exercises for proceeds of $6,242 , $448,698 and $297 in the years ended January 31, 2005, 2004 and 2003, respectively.

The Company had two $500,000 subordinated loans from Joelle A. Meyerson and John P. Leighton, which in October, 2003 were converted into equity, as described in Note 14.

In January 2003, Mr. Leighton was issued 750,000 shares of the Company’s stock in connection with his employment agreement. The 750,000 shares were valued at the closing price of the Company’s stock at the signing of Mr. Leighton’s agreement. A value of $397,500 of compensation expense was recorded in the consolidated financial statements for the year ended January 31, 2004.

The Company has established employee equity incentive plans administered by the Board of Directors. Under the plans, awards may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of common stock. As of January 31, 2005, awards equating to 6,930,030 shares of common stock have been granted and are outstanding or have been exercised under these plans.

The Company established the 2003 Equity Incentive Plan (the “Plan”) approved by the Board of Directors on March 31, 2003, with amendments approved on September 3, 2003, and final approval granted by shareholders at the Annual Meeting on October 16, 2003, to provide employees, non-employees and independent contractors incentives to increase their proprietary interest in the Company’s business. The Plan is administered by a committee established by the Company’s Board of Directors, and allows for the grant of incentive stock options, nonqualified options, warrants or restricted stock to those selected by the committee in its sole discretion. It is the Company’s policy to grant options for the purchase of shares of Common Stock at or about fair market value, which the Plan defines as a default of the average of the high and low closing price of Common Stock during the five trading days prior to the grant date. Options and awards generally vest over a defined period (typically ranging from two to three years), and expire on the fifth anniversary of the grant date, pursuant to the terms of the option agreement.

A summary of the status of the Company’s stock options and warrants as of January 31, 2005, 2004 and 2003 and changes during the years then ended is presented below.

	Total	Weighted- Average Exercise Price
Balance, January 31, 2003	2,042,730	$2.31

Granted	4,317,748	2.50
Cancelled	(811,105)	3.22
Exercised	(352,475)	1.27
Expired	(168,607)	5.49

Balance, January 31, 2004	5,028,291	$2.29

Granted	1,711,216	1.18
Cancelled	(1,848,407)	1.98
Exercised	(6,937)	0.90
Expired	(210,300)	2.41

Balance, January 31, 2005	4,673,863	$2.00

The following tables provide further details relating to the Company’s stock options and warrants outstanding as of January 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Below–$0.84	1,031,486	$0.44	3.88
$0.85–$2.63	710,500	1.37	3.60
$2.64–$2.64	2,816,877	2.64	3.62
$2.65–$4.49	72,500	4.12	4.77
$4.50–Above	42,500	4.59	0.22

Balance, January 31, 2005	4,673,863	$2.00	3.66

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
Below–$0.84	301,236	$0.46
$0.85–$2.63	702,910	1.37
$2.64–$2.64	2,751,790	2.64
$2.65–$4.49	54,350	4.05
$4.50–Above	42,500	4.59

Balance, January 31, 2005	3,852,786	$2.28

In addition, in November 2003, the Company issued 5,000 fully-vested warrants in connection with the issuance of stock to an outsider, with an exercise price of $5.00 and an expiration date of November 21, 2006.

20. COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into arrangements with organizations, including clearing brokers, which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. The Company leases certain computer and other equipment under noncancelable operating leases.

As of January 31, 2005, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows:

Years ending January 31,	Office Leases	Equipment Leases	Total
2006	$917,186	$91,575	$1,008,761
2007	902,875	49,630	952,505
2008	921,300	15,715	937,015
2009	897,933	—	897,933
2010	893,260	—	893,260
Thereafter through July 31, 2011	1,339,890	—	1,339,890

	$5,872,444	$156,920	$6,029,364

Rental expense for the years ended January 31, 2005, 2004 and 2003 was $1,109,513, $1,052,912 and $1,040,122, consisting of $912,500, $882,113 and $870,430 relating to office leases and $197,013, $170,799 and $169,692 relating to equipment leases, respectively.

Effective September 25, 2001, the Company subleased a portion of its office space under an agreement which called for monthly payments of $16,335. The sublease was for a term of three months with automatic renewals. This sub-lease terminated February 29, 2004.

During January 2003, the Company entered into an employment contract with John P. Leighton, Chairman and Chief Executive Officer consisting of an amended salary commitment of $400,000 for the year ended January 31, 2006. In addition, Mr. Leighton is entitled to certain revenue, profit and change of control based incentive arrangements. Under the revenue based arrangements, Mr. Leighton is entitled to one-time bonus payments of $1,000,000 and $2,000,000, if revenues during any 12 month period exceed $50,000,000 and $100,000,000, respectively, subject to the achievement of certain pre-tax earnings targets. Under the profit based arrangement, Mr. Leighton is entitled to a bonus payment equal to 11% of pre-tax earnings, subject to the achievement of certain pre-tax earnings targets. Under the change of control based arrangement, if Mr. Leighton introduces the Company to an unaffiliated third-party which consummates in a change of control transaction, as defined, then Mr. Leighton is entitled to a bonus payment of (1) $600,000, plus (2) the difference between the change of control transaction price per share from the 45 day historical average market price per share, times the number of Mr. Leighton’s unexercised options. Under the same amended employment agreement, Mr. Leighton has previously been granted 750,000 shares of restricted common stock and 1,950,000 of options.

The following litigation and arbitration matters were pending at January 31, 2005:

Bashford Litigation

Eric Rainer Bashford, Plaintiff v. Crown Financial Group, Inc., Legg Mason Wood Walker, Inc., and M/A-Com, Inc., Defendants, Supreme Court of the State of New York, County of Westchester, No. 04-19407

On November 29, 2004, the plaintiff filed an action against the Company alleging that he was wrongfully terminated by the Company and that he is due a percentage of investment banking fees that the Company should have received as a result of an investment banking arrangement between the defendants in this matter. Plaintiff seeks punitive damages, as well as unspecified monetary damages.

The Company believes that the plaintiff’s claim for wrongful termination is meritless. The Company intends to contest the claims vigorously and has not recorded a provision or any loss that may be incurred as a result of the claims.

American Biogenetic Sciences, Inc. Shareholder Derivative Action

Norman Kaminski, derivatively on behalf of American Biogenetic Sciences, Inc., Plaintiff, v. Alfred Roach, Ronald I. Heller, David S. Nagelberg, Kenneth J. Koock, Martin H. Meyerson, M.H. Meyerson & Co., Inc., et al,. Defendants. Supreme Court of the State of New York, Nassau County Index No. 01-016425.

In October 2001, a shareholder derivative suit was brought on behalf of American Biogenetic Science, Inc. (“ABS”) against the Company and several of its former customers and employees relating to a financial advisory agreement entered into between ABS and the Company in August 1998 and a subsequent private placement. This matter had been stayed due to the bankruptcy of ABS. However, the bankruptcy trustee decided to go forward with the action against all defendants. The plaintiff alleged breach of contract and breach of fiduciary duty against the Company and its employees and unjust enrichment against all defendants. The plaintiff seeks unspecified damages.

On May 13, 2005, the Court granted the Company’s and its former employees’ motion for summary judgment dismissing the claims against them. Thereafter, the plaintiff made a motion to seek permission to amend its Complaint to assert new causes of action. The Company opposed such motion arguing, among other things, that the Court’s May 13, 2005 decision dismissing the action precludes the proposed amendment. The Company has cross-moved against the plaintiff for issuance of sanctions against the plaintiff for making a frivolous motion. The Company intends to continue to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

Auerbach Arbitration

Dr. Allen Auerbach DO PA 401K Profit Sharing Plan v. Crown Financial Group, Inc. et al., NASD Arbitration No. 04-05651

In August 2004, claimants filed a Statement of Claim in arbitration with the NASD alleging the respondents engaged in excessive and unauthorized trading and entered into unsuitable investments in the claimants’ account. The Statement of Claim seeks damages of approximately $250,000 for trading activity which took place in claimant’s account between February 1998 and September 1999. In April 2005, the Company filed an answer denying liability.

The Company believes that the allegations in the Statement of Claim are meritless. The Company intends to continue to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

Federal Securities Claims (New Jersey)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

On June 6, 2002, the plaintiff filed a Series Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are, or were, directors of the Company. In their complaint, Plaintiffs alleged fraud claims under the federal securities law relating to the Company’s disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc., and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs sought damages in excess of $15 million for the alleged series.

Subsequently, a virtually identical series action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., U.S. District Court of New Jersey, 02 Civ. 3622. On September 24, 2002, the District Court consolidated the two cases under the caption, “In re M.H. Meyerson & Co. Securities Litigation,” Master File No. 02-CV-2724.

Upon the Company’s motion, and pursuant to an Order of the U.S. District Court dated September 29, 2003, the consolidated action was dismissed with leave to amend within thirty days. On or about October 30, 2003, plaintiffs filed a Second Amended Consolidated Series Action Complaint (“Second Amended Complaint”).

On June 3, 2004, the court granted the plaintiffs’ motion to file a Third Amended Complaint to include facts arising from the Company’s restatement of its financial results for fiscal 2001, 2002 and 2003 and the interim periods ended April 30, 2003 and July 31, 2003.

The parties entered into a Stipulation of Settlement dated November 29, 2004, wherein the Company agreed to settle all claims asserted in this matter. In April 2005, the Court approved the settlement pursuant to which the Company will pay $1.2 million. This matter was covered under an insurance policy issued by the National Union Fire Insurance Company who contributed $1.13 million to the settlement; while the Company contributed $70,000, which has been recorded in the accompanying consolidated statement of operations for the year ended January 31, 2005.

Hoover Arbitration

James D. Hoover, Jr. and Kimberly R. Hoover v. M.H. Meyerson & Co, Inc., Martin H. Meyerson and Ronald Heller, NASD Arbitration No. 03-02234

In March 2003, claimants filed a Statement of Claim in arbitration with the NASD alleging the respondents engaged in excessive and unauthorized trading and entered into unsuitable investments in the claimants’ account. Claimants further alleged that respondent, Heller, solicited investments in several private placements in which respondents had vested interests. Claimants seek damages in the amount of $2.5 million. In June 2003, the Company filed its answer denying the allegation and moved to dismiss the claim. The arbitration is still in the discovery phase.

The Company intends to continue to contest the allegations vigorously and pursue what it believes are meritorious defenses. The Company has not recorded a provision for any loss that may be incurred as a result of the action.

G-Trade Securities and Instinet Dividend Claims

TD Waterhouse Capital Markets, Inc., et al., Plaintiffs, v. Citibank, N.A., Defendant, United States District Court for the District of New Jersey, C.A. No. 04-5395

In late June 2004, Instinet and G-Trade Securities asserted dividend claims against the Company aggregating $263,644. These claims are connected with certain securities arbitrage transactions that were conducted by the Company during the period between May 27, 2004 and June 14, 2004. The Company utilized the claimants as their agent in these transactions, which consisted of purchases of certain foreign company ordinary shares that were ultimately converted by Citibank, N.A. (the depositary bank) into American Depository Receipts (“ADR’s”). The ADR’s were then simultaneously sold to a third party. During the time period that these transactions were conducted, the securities that were being traded were in the midst of a series of dividend distributions. By letter dated October 7, 2004, Citibank asserted a direct claim against the Company related to the same dividends.

On November 3, 2004 the Plaintiffs filed a complaint in the US District Court for the District of New Jersey seeking declaratory judgment that the Plaintiffs have no liability with respect to the asserted dividend claims discussed above. On or about April 21, 2005, Citibank filed an Answer, Affirmative Defenses, Counterclaims and Third Party Complaint. Citibank admitted and denied certain allegations, asserted defenses and seeks a declaratory judgement that the Plaintiffs are not entitled to retain the aforementioned dividend.

In its Counterclaims, Citibank alleges that it has overpaid the Depositary Trust Corporation (“DTC”) in the amount of the dividend claims with respect to the Volvo ADR Distribution attributable to shares of Volvo Stock that purportedly were exchanged by the Company for Volvo ADRs. Citibank also contends that the Plaintiff’s alleged conduct caused Volvo to terminate Citibank as depositary and injured Citibank’s reputation in the marketplace. Citibank has asserted Counts for declaratory relief, conversion, breach of contract, breach of implied contract, breach of implied covenant of good faith and fair dealing, tortious interference, negligence, unjust enrichment, indemnification and securities fraud. In addition to demanding reimbursement for the alleged overpayment to the DTC, Citibank has asserted unliquidated claims for loss of its relationship with Volvo, injury to its reputation and punitive damages.

The Plaintiff’s response to Citibank’s Counterclaims is due on June 30, 2005. The Plaintiffs intend to file a Motion to Dismiss Citibank’s securities fraud counterclaim. The Company intends to vigorously pursue its Declaratory Judgment Action and to contest all claimed liability to Citibank. At this time, no estimate can be made regarding the likelihood of an unfavorable outcome or the amount of potential loss, if any.

Citibank’s Third Party Complaint against Calyon Securities (USA), Inc., G-Trade Services, Ltd. and Instinet Group, Inc. (“Third Party Defendants”) asserts claims arising out of the same circumstances and events as the Declaratory Judgment Action. Counsel for the Third Party Defendants have indicated that Third Party Defendants might seek indemnification from the Plaintiffs with respect to expenses and losses incurred in connection with Citibank’s Third Party Complaint. No formal demand for indemnification has yet been made by any of the Third Party Defendants. The Company intends to vigorously contest any such claims that are made. At this time, no estimate can be made regarding the likelihood that any or all of the Third Party Defendants will assert a claim for indemnification or the likelihood of an unfavorable outcome, or the amount of potential loss, if any such claim is asserted.

The Company intends to contest the claims vigorously and has not recorded a provision for any loss that may be incurred as a result of the claims.

NASD Settlements

The Company is subject to settlement expenses arising from NASD arbitration and settlements with the NASD related to regulatory matters. During fiscal 2005, the Company reached a settlement agreement with C.V.I. Group which accounted for $2,838,422 of this credit representing a reversal of $3,000,000 of the Accrued NASD Arbitration Award, less $161,578 of related expenses. In addition, the Company incurred various other NASD settlement costs totaling $176,863, during the year ended January 31, 2005. During the year ended January 31, 2004, the Company recorded a credit of $168,610 related to NASD settlements, which is comprised of $71,390 of settlements related to regulatory matters and a $240,000 credit representing Martin H. Meyerson’s reimbursement of a previous year settlement of a regulatory matter. During the year ended January 31, 2003, the Company recorded $321,996 of additional NASD settlements, including a $240,000 settlement related to a regulatory matter.

NASD and SEC Proceedings

As the result of misstatements to the Company’s financial statements discovered in October 2003 and restated in March 2004 (see Note 2, “Restatement and Restatement Costs”), the Company’s previously reported net capital was misstated for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The NASD and the SEC have investigated the restatements and the circumstances that led to the restatements. The Company has cooperated with both investigations.

The Company concluded an understanding in principle with the staff of the NASD, and on November 24, 2004 submitted a Letter of Acceptance, Waiver and Consent (“AWC”) consistent with that understanding to the NASD for the purpose of proposing a settlement of the certain rule violations alleged by the NASD arising from the previously described circumstances. On or about December 23, 2004, the AWC was accepted by the NASD’s Department of Enforcement and National Adjudicatory Council Review Subcommittee or Office of Disciplinary Affairs.

The AWC states that Crown accepts and consents, without admitting or denying the allegations or findings, prior to a hearing and without an adjudication of any issue of law or fact, to the entry of the findings by the NASD (i) that from April 2002 through February 2003, Crown failed to accrue substantially all of its liabilities and to record such liabilities in its financial statements, (ii) that from in or about April 2002 through in or about February 2003, Crown prepared financial statements and filed certain periodic reports with the SEC and NASD that contained material misstatements, and (iii) that Crown allegedly conducted a securities business while failing to maintain the minimum required net capital, thereby violating Section 15(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 15c3-1 thereunder, Section 17(a) of the Exchange Act and Rules 17a-3 and 17a-5 thereunder, and NASD Conduct Rules 3110 and 2110. Crown also consented to a censure and a fine of $50,000, which has been recorded in the accompanying consolidated statement of operations for the year ended January 31, 2005.

On April 29, 2005, the Company through counsel concluded an understanding in principle with the SEC staff whereby the SEC staff agreed to limit its enforcement recommendations against the Company to violations of Section 13 of the Exchange Act and to various recordkeeping rules applicable to broker-dealers as promulgated under the Exchange Act. The contemplated settlement does not involve any monetary fine or disbursement. The Company’s Board of Directors approved the foregoing settlement terms and authorized the Company’s counsel to complete the settlement negotiations.

Other Legal Matters

From time to time, certain of the Company’s past and present officers, directors and employees have been named as parties in lawsuits, securities arbitration and administrative claims. These past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, the Company is not currently a party to any other legal or arbitration proceeding not already disclosed within this report, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company’s business, financial condition and operating results.

Dissatisfied broker-dealer clients may complain to the NASD or the SEC who may investigate those complaints. These complaints may even rise to the level of arbitration or disciplinary action. In addition, the securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and the Company’s ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of no other SEC or NASD review, or NASD arbitration, not already disclosed within this report, that would have a materially adverse impact on the Company’s business, financial condition and operating results.

21. SUBSEQUENT EVENTS

Non-Compliance with Net Capital Requirements

On February 17, 2005, the NASD staff advised the Company that it was not in compliance with the minimum net capital requirements of the Exchange Act as of February 14, 2005. The NASD staff alleged that the Company’s non-compliance with the net capital requirements was a result of the Company’s recording of certain transactions relating to the reorganization into a holding company structure which was completed as of January 11, 2005. The Company remains in a dialogue with the NASD staff with respect to this matter.

Since the Company ceased market making activities, the Company has periodically filed notice with the SEC and NASD in compliance with Rule 17a-11 of the Exchange Act that (1) its aggregate indebtedness was in excess of 1,200 percent of net capital, which is an early warning level in accordance with the rule, and (2) its aggregate indebtedness was in excess of 1,500 percent of net capital, which indicates that net capital was below the minimum requirement of the rule. These deficiencies were typically temporary in nature, since the Company would subsequently obtain financing and would once again be back in net capital compliance. Group was not conducting a securities business since late February, shortly after it ceased market making activities.

On May 20, 2005, the Company submitted to the SEC a notification in compliance with Rule 17a-11 (the “Notice”) under the Exchange Act, to report that it was not in compliance with the broker-dealer $100,000 minimum net capital requirement.

See Private Offering below for details of the Company’s efforts to enhance its net capital.

NASD Matters

On February 18, 2005 the Company voluntarily ceased all of its market making activities and most of the Company’s market making and sales staff were terminated. As a result, the Company’s minimum required net capital was reduced from $1,000,000 to $100,000, while permitting the Company to continue trading for its own account(s) on a principal basis as well as to engage in all other activities permitted under the NASD membership rules and regulations.

On May 23, 2005, the NASD staff issued a letter to the Company acknowledging receipt of the Notice and stating that as a broker-dealer firm out of compliance with the net capital requirements under the Exchange Act, Group and the responsible individuals at Group were required to cease conducting a securities business, unless it involved certain enumerated liquidating transactions Violations of the foregoing restrictions may result in formal disciplinary or other regulatory actions. Consequently, Group conducts no securities business and has not done so since late February, shortly after it ceased market making activities.

Leighton Matter

On March 7, 2005, the NASD stated that it has charged John P. Leighton, Chairman and Chief Executive Officer of the Company, with supervisory violations related to fraudulent sales to institutional customers while employed with Knight Trading Group, Inc., in 1999 and 2000. Mr. Leighton has been on administrative leave from his executive officer duties since March 25, 2004, in order to devote his full attention to addressing the investigation that was initiated at that time. The action charges Mr. Leighton with failing to supervise Mr. Leighton’s brother and failing to set up and enforce a system to ensure compliance with federal securities laws and NASD rules. The Company is not a party to this matter.

Management Change

On March 10, 2005, Charles B. Kennedy III resigned and was replaced as Interim CEO and President of the Company by Jeffrey M. Hoobler.

Sky Capital Claims

Sky Capital Holdings, Ltd. And Sky Capital Enterprises, Inc. v. Crown Financial Group, Inc. and Crown Financial Holdings, Inc., United States District Court, Southern District of New York, No. 05 CV 4006

On December 23, 2004, Sky Capital Holdings Ltd. and Sky Capital Enterprises Inc., the investors in the August 2004 private placement (Sky Entities), made a written demand of rescission of their investment in the company. In the event that we make a rescission offer to the Sky Entities, such rescission offer would be expected to remain open for a certain period of time and would require us to repurchase the shares of common stock issued to the Sky Entities in the private placement at a certain per share price, thereby returning all or a portion of the Sky Entities’ investment in the company. Presently, we are considering the Sky Entities rescission demand. There is no assurance the company and the Sky Entities will reach a mutually acceptable resolution of this matter. In the event no such resolution is reached by the parties, the Sky Entities may choose to institute a legal action against us to recover their investment. Alternatively, the Sky Entities’ acceptance of a rescission offer, if and when made by us, could have a material adverse effect on our financial statements.

Subsequent to the rescission demand, on April 20, 2005, Sky Capital Holdings, Ltd. and Sky Capital Enterprises, Inc. (collectively “Sky”) filed an action against Crown Holdings and the Company in the United States District Court for the Southern District of New York. The Complaint alleges that the Company breached the Registration Rights Agreement between the parties by failing to register by January 5, 2005 the 4,545,455 shares of the Company’s common stock purchased by Sky in August, 2004. In addition to requesting specific performance, in accordance with the agreement, the Complaint also requests that Sky be awarded damages and reimbursement for the cost of the litigation, in an amount to be determined at trial.

On May 25, 2005, the Company filed its answer denying the allegations and cross-claimed for a declaratory judgment that we did not violate the Registration Rights Agreement. As this litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly, has not recorded any liability of any judgment or settlement that may result from the resolution of these matters. We intend to defend ourselves vigorously in the foregoing action.

Demarest and T.D. Waterhouse Litigation

Timothy M. Demarest, and Perseids Technologies, LLC, Plaintiff, v. Crown Financial Holdings, Inc., Crown Financial Group, Inc., Crown Financial Corporation, M.H. Meyerson & Co., and John P. Leighton, Defendants, Supreme Court of the State of New York, County of New York, No. 601297/05 and Crown Financial Group, Inc., and Crown Financial Holdings, Inc., Plaintiffs, v. Timothy

Demarest, Perseids Technologies Inc., LLC and T.D. Waterhouse Group, Inc., Defendants, United States District Court, District of New Jersey, No. 05-1951and Crown Financial Holdings, Inc. and Crown Financial Group, Inc., Plaintiffs, v. T.D. Waterhouse Group, Inc., Supreme Court of the State of New York, County of New York Defendant, No. 602150/05

On April 13, 2005, the Company was sued in the New York Supreme Court by a former employee, Timothy Demarest, and his consulting company, Perseids Technologies Inc., LLC (collectively “Demarest”). In his amended complaint, Demarest seeks $15,000 in compensatory damages, $500,000 for tortuous interference with his business and a declaratory judgement that Demarest did not misappropriate Company technology. The Company has moved to dismiss the complaint.

On April 15, 2005, the Company filed an action in the United States District Court against Demarest and T.D. Waterhouse Group, Inc. (“TD”), alleging misappropriation of Company technology. This action was dismissed on May 19, 2005 and subsequently, on June 2 and June 6, 2005, the defendants filed motions to recover in excess of $75,000 of attorney’s fees and costs. On June 17, 2005, the Company filed a Memorandum of Law in opposition to these motions.

On June 14, 2005, the Company filed an action in the New York Supreme Court against TD, alleging misappropriation of proprietary trade secrets and seeking an injunction.

The Company is currently attempting to settle the above actions in a manner that would not have a material adverse impact on the Company. If the Company is not successful in concluding a satisfactory settlement, the Company intends to continue to contest the allegations vigorously and has only recorded a provision of $14,583 for the potential compensatory damages.

Private Offering

During March and April of 2005, the Company issued 7,807 shares of Series A Convertible Preferred stock to unaffiliated accredited investors in privately negotiated transactions not registered under the Securities Act for gross cash proceeds of $1,100,000. The Company utilized the proceeds to repay amounts due to the Crown Financial Group, the wholly owned subsidiary of the Parent.

Vendor Settlements

Between April 4, 2005 and June 22, 2005, the Company finalized settlements with certain vendors, resulting in a reduction to outstanding liabilities of approximately $580,000.

Dorsey Arbitration

Michael T. Dorsey v. Crown Financial Group, Inc. NASD Arbitration

On June 16, 2005, a former employee of the Company, Michael T. Dorsey, filed a NASD arbitration claim against the Company. Mr. Dorsey claims that the Company breached his employment contract and seeks compensatory damages, interest and attorney’s fees of no less than $150,000. This matter is in an early stage, and at this point, no estimate can be made regarding the outcome of this arbitration. The Company believes that it has meritorious defenses to the allegations in this action. The Company intends to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

22. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the summarized quarterly financial data for the years ended January 31, 2005 and 2004:

	For the Year Ended January 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$6,508,345	$4,038,385	$2,448,682	$3,223,039
Net (loss) income from continuing operations	(535,891)	(1,384,794)	358,438	(3,388,610)
Loss from discontinued operations	(218,306)	(203,573)	(217,955)	(194,046)
Net (loss) income	(754,197)	(1,588,367)	140,483	(3,582,656)

Basic and diluted net (loss) earnings per share from continuing operations	$(0.05)	$(0.10)	$0.02	$(0.18)
Basic and diluted loss per share from discontinued operations	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Basic and diluted net (loss) earnings per share	$(0.07)	$(0.12)	$0.01	$(0.19)

	For the Year Ended January 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,225,582	$5,115,132	$5,704,038	$6,722,092
Loss from continuing operations	(2,114,127)	(1,099,907)	(609,652)	(975,992)
Loss from discontinued operations	—	—	(175,235)	(205,473)
Net loss	(2,114,127)	(1,099,907)	(784,887)	(1,181,465)
Basic and diluted loss per share from continuing operations	$(0.26)	$(0.11)	$(0.06)	$(0.09)
Basic and diluted loss per share from discontinued operations	$—	$—	$(0.02)	$(0.02)
Basic and diluted net loss per share	$(0.26)	$(0.11)	$(0.08)	$(0.11)

Earnings (loss) per share for each quarter were computed independently using the weighted average number of shares during the quarter. However, earnings (loss) per share for the year was computed using the weighted average number of shares during the year. As a result, the sum of the earnings (loss) per share for the four quarters may not equal the full year earnings (loss) per share.

The quarterly financial data for the First Quarter 2004 was reviewed by Sanville & Company, and for the Second, Third, and Fourth Quarters of 2004 was reviewed by Ernst & Young, LLP. The quarterly financial data for the First Quarter 2005 was reviewed by Ernst & Young, LLP; for the Second and Third Quarters of 2005 was reviewed by BDO Seidman, LLP; and for the Fourth Quarter of 2005 was reviewed by Marcum & Kliegman, LLP.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Ernst & Young LLP Declines to Stand for Reelection

On July 13, 2004, the Company was advised by Ernst & Young LLP (“E&Y”) that, as of July 13, 2004, E&Y was declining to stand for reelection as the Company’s independent accountants for the year ending January 31, 2005. E&Y was originally engaged by the Audit Committee of the Board of Directors of the Company to audit the Company’s financial statements for the year ended January 31, 2004.

During E&Y’s engagement with the Company and in the subsequent interim period through July 13, 2004, E&Y’s audit report on the consolidated financial statements of the Company and subsidiaries as of and for the year ended January 31, 2004, did not contain any adverse opinion or disclaimer of opinion; nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, and the Company did not have any disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

Except as noted in the succeeding subparagraphs, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K (as used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K):

E&Y’s Independent Auditor’s Report on Internal Control, included in the Annual Audited Report prepared pursuant to Rule 17a-5 for the year ended January 31, 2004, noted the following internal control matters which were considered to be material weaknesses related to internal controls necessary for the Company to develop reliable financial statements.

As part of the closing of the Company’s financial records for the month of September 2003, management of the Company determined that certain items in the Company’s previously issued financial statements were misstated and immediately commenced an internal review to determine the scope of the financial statements misstatements and to issue restated financial statements for prior periods impacted by the restatements. As a result of the findings of the review, the Company restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including corresponding 2003 interim periods, and the quarterly periods ended April 30, and July 31, 2003.

The restatements were primarily related to (i) improper reconciliation of clearing broker statements to accounting records, (ii) improper expense recognition, including expenses associated with stock based awards and (iii) improper accounting associated with the consolidation and sale of a Company subsidiary.

Subsequent to the findings from the September 2003 financial statement close, management of the Company has taken extensive steps to design and implement effective internal control policies and procedures. An unqualified audit opinion was issued related to the consolidated financial statements of the Company and subsidiaries as of and for the year ended January 31, 2004.

These weaknesses have been described by the Company in Item 14 in its amended Annual Report on Form 10-K/A for the year ended January 31, 2003 (filed on March 9, 2004) as well as in Item 4 of its amended Quarterly Reports on Form 10-Q/A for the fiscal quarters ended April 30 and July 31, 2003, respectively (both filed on March 9, 2004) and in its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (filed on March 9, 2004) (collectively, the “Certain Reports”).

Engagement and Termination of BDO Seidman LLP

On September 7, 2004, the Company approved the engagement of the public accounting firm of BDO Seidman LLP (“BDO”) as the Company’s new independent registered accountants, effective immediately. It was intended that BDO would audit and report on the Company’s consolidated statement of financial condition as of January 31, 2005 and the consolidated statement of operations, changes in stockholders’ equity and cash flows for the same fiscal period. It was also intended that BDO would perform a review of the unaudited condensed quarterly financial statements to be included in the Company’ quarterly reports on Form 10-Q. The retention of BDO as the Company’s new independent registered public accountants was approved by the Audit Committee.

During the years ended January 31, 2004 and 2003 and the subsequent interim period prior to BDO’s engagement, the Company has not engaged BDO as either the principal accountant to audit the Company’s financial statements, or as an independent registered public accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report. Nor had the Company or someone on its behalf consulted BDO regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions to this item) or a reportable event (as described in Item 304(a)(1)(v)), during the Company’s two most recent fiscal years or any subsequent interim period.

On April 15, 2005, the Company terminated BDO, effective as of the same date. BDO’s termination was not for cause. The final stage of the annual audit of the Company’s consolidated financial statements did not begin as scheduled in early March 2005 as a result of the Company’s financial difficulties. During its engagement, BDO reviewed Group’s consolidated financial statements included in its Quarterly Reports for the fiscal quarters ended July 31 and October 31, 2004, respectively. The Company did not have any disclosures pursuant to Item 304(a)(1) of Regulation S-K, since BDO had not issued an audit report in connection with fiscal 2005, due to the fact that the final stage of the annual audit of its consolidated financial statements did not begin as scheduled in early March 2005 as a result of the Company’s financial difficulties. Also, during BDO’s engagement, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K (as used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K).

Engagement of Marcum & Kliegman LLP

On April 21, 2005, the Company engaged the independent registered public accounting firm of Marcum & Kliegman LLP (“M&K”) as the Company’s new independent registered public accountants. M&K audited and report on the Company’s consolidated statement of financial condition as of January 31, 2005 and the consolidated statement of operations, changes in stockholders’ equity and cash flows for the same fiscal period. The retention of M&K as the Company’s new independent registered public accountants was approved by the Audit Committee.

During the years ended January 31, 2004 and 2003 and the subsequent interim period prior to M&K’s engagement, the Company had not engaged M&K as either the principal accountant to audit the Company’s consolidated financial statements, or as an independent registered public accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report. Nor had the Company, or someone on their behalf, consulted M&K regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s or Group’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions to this Item) or a reportable event (as described in Item 304(a)(1)(v)), during the Company’s and Group’s two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

As of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant.

The following table sets forth certain information about our directors and executive officers as of June 10, 2005:

Name	Age	Position
John P. Leighton	49	Chairman, Chief Executive Officer, President and Director (1)
Jeffrey M. Hoobler	49	Interim Chief Executive Officer and Interim President (2)
Robert S. Thornton	46	Senior Vice President, Chief Financial Officer and Treasurer (3)
Alan E. Feitell	62	Senior Vice President and Manager of Equity Trading (4)
Brian J. McCann	50	Vice President, Head of Institutional Sales (5)
George Schneider	50	Head of Investment Banking
Alfred T. Duncan	61	Director (6) (7) (8) (9)
Donald Shek	55	Director (6) (7) (9)
Henry Y. L. Toh	47	Director (6) (7) (8) (9)

(1)	Requested administrative leave from his executive officer responsibilities on March 25, 2004 to devote his efforts to addressing certain regulatory matters arising out of his tenure with another NASD member firm.
(2)	Rejoined the company as Interim President and Chief Executive Officer on March 10, 2005. Mr. Hoobler had been Executive Vice President, Chief Operating Officer and a director of Group from January 14, 2003 through October 5, 2004 and subsequently served as Director of Marketing through January 14, 2005.
(3)	Appointed as Chief Financial Officer and Treasurer on March 9, 2004. Mr. Thornton had been Group’s Controller since September 8, 2003.
(4)	Appointed as Manager of Equity Trading on April 20, 2004. Mr. Feitell had been Co-Manager of OTC/Bulletin Board Trading since he joined the firm on May 1, 2003.
(5)	Rejoined the company as Vice President, Head of Institutional Sales on April 1, 2005.
(6)	Independent director.
(7)	Member of the Audit Committee.
(8)	Member of the Compensation Committee.
(9)	Member of the Nominating and Corporate Governance Committee.

Below are descriptions of the backgrounds of our executive officers and directors and their principal occupation for the last five years.

John P. Leighton, Chairman, Chief Executive Officer, President and Director. Mr. Leighton became our Co-Chairman, Chief Executive Officer and a Director in January 2003. Later in January 2003, he was named President and in April 2003 he became our Chairman. From November 2000 until joining the Company, Mr. Leighton was a private investor. From March 1995 to November 2000, Mr. Leighton was Executive Vice President, Managing Director Global Institutional Sales at Knight Securities, L.P., a broker-dealer (Knight). Mr. Leighton received a B.S. degree in Business Administration from Niagara University.

Jeffrey M. Hoobler, Interim President, Chief Executive Officer. Mr. Hoobler joined the Company as Executive Vice President and Chief Operating Officer in January 2003. From July 1997 through September 2001 and from July 2002 until joining the Company, Mr. Hoobler served as Senior Vice President with responsibility, among other areas, for Institutional eCommerce Sales, Restricted Equities, and Sponsored Access for Institutions at Knight. Mr. Hoobler received a B.S. degree from the United States Naval Academy.

Robert S. Thornton, Senior Vice President, Chief Financial Officer and Treasurer. Robert S. Thornton joined the Company on September 8, 2003 as Controller. Prior to that, he spent 10 years at Schroder & Co. Inc. as Director, Assistant Controller and Manager of Financial Planning and Analysis. Previously, he spent seven years at Smith Barney, Harris Upham as Managing Director, Manager of Financial Planning and Analysis. In addition, Mr. Thornton is a Certified Public Accountant and practiced in the financial services division of Arthur Andersen & Co. Mr. Thornton received his B.S. degree in Accounting from Lehigh University.

Alan E. Feitell, Senior Vice President, Manager of Equity Trading. Mr. Feitell joined the Company on May 1, 2003 as Co-Manager of OTC/Bulletin Trading. Prior to that he spent two years at National Securities as Vice President and Manager of Over-the-Counter Trading. Previously, he spent twenty years at Alfred Securities, of which he was a Co-Founder. Mr. Feitell earned his B.S. degree in Economics from the Wharton School, University of Pennsylvania.

Brian J. McCann, Vice President, Head of Institutional Sales. Mr. McCann joined the Company in May of 2003 as an Institutional Sales Trader. Prior to joining the Company, he spent five years at Knight Securities, L.P., in a similar capacity. Additionally, Mr. McCann has 13 years experience with Troster Singer, now Spear Leads & Kellogg, where he was a market maker in Nasdaq securities. Mr. McCann received his B.A. degree from the State University of New York at New Paltz and an M.B.A. from Adelphia University.

George Schneider, Head of Investment Banking. Mr. Schneider joined the Company in March 2002 as Head of Investment Banking. Prior to that Mr. Schneider was a senior investment banker for Credit Research and Trading LLC (1997-2001) and before that Houlihan, Lokey, Howard and Zukin, a national investment banking firm. Additionally, Mr. Schneider served as a fixed-income portfolio manager for Prudential Insurance Company and General Reinsurance Corporation involving tax-exempt and taxable securities in public and private markets. Mr. Schneider received his undergraduate degree from the Wharton School, University of Pennsylvania, with majors in Finance, Economics, Organizational Management and Entrepreneurial Management.

Alfred T. Duncan, Independent Director. Alfred T. Duncan joined the Board of Directors in January of 1997 and is currently a member of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. Mr. Duncan has been an independent management consultant since 1992, specializing in financial management for small growth firms. Prior to 1992, he held numerous senior positions with Commodore International, Ltd. including General Manager of Latin America and Eastern Europe (1990-1991) and General Manager of U. S. operations (1987-1990). He was President and Chief Executive Officer of Victor Technologies (1986-1987) and has held financial management positions with A. M. International, Abbott Laboratories, First National Bank of Chicago, and Ford Motor Company. He was Executive Vice President and Chief Financial Officer of On Site Sourcing Inc. (1998-2000) and Chief Financial Officer of the New Jersey Devils Franchise of the National Hockey League (1997-1998). He received an M.B.A. degree from Harvard University and a B.S.C.E. degree from Duke University.

Donald Shek, Independent Director. On June 1, 2004, the Board of Directors appointed Donald Shek to the Board, and on September 9, 2004 he was appointed to the Audit Committee of the Board and on June 20, 2005, he was appointed to the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Shek is an independent consultant and CPA who has been involved in the securities industry since 1971, including as a broker with Financial West Group (1993-2002). Mr. Shek has been a registered Financial and Operations Principal and General Securities Principal with both public and private companies. Mr. Shek currently serves on the Board of Directors of National Auto Credit, Inc. (since 2003), The Volunteers of America of Colorado (since 1989) and the St. Francis Center (since 2000). Mr. Shek is a graduate of New York University and began his career at Arthur Andersen & Co. in the Financial Services Group.

Henry Y. L. Toh, Independent Director. On March 22, 2004, the Board of Directors appointed Henry Y. L. Toh to the Board of Directors and to the Audit and Compensation Committees of the Board of Directors and on June 20, 2005, he was appointed to the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Toh has served as an officer and director of several public and private companies, including (i) Acceris Communications Inc., a publicly held voice over IP company, (ii) Four M International, Inc., a privately held offshore investment company, since 1992, (iii) Teletouch Communications Inc., a telecommunications company, since 2001; (iv) National Auto Credit, Inc., a corporate communications and entertainment company, since 1998; (v) Bigmar, Inc., a Swiss pharmaceutical company, from 2002 through February 2004, (vi) Isolagen Inc., a U.S. biotechnology company, since January, 2004 and (vii) Vaso Active Pharmaceuticals, Inc., a U. S. pharmaceutical company, since September 2004. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in International Taxation and Mergers and Acquisitions. Mr. Toh is a graduate of Rice University.

No director, director nominee, officer or affiliate of the Company, owner of record or beneficially of more than 5% of any class of our voting securities has, to our knowledge, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Each executive officer of our Company is appointed by the Board of Directors and holds his office(s) at the pleasure and discretion of the Board. No director or executive officer is related to any other director or executive officer of the Company or its subsidiaries, and there are no arrangements or understandings between a director and any other person that such person will be elected as a director. There are no material proceedings to which any director, director nominee, executive officer or affiliate of the company, any owner of record or beneficially of more than five percent of any class of voting securities of the subsidiaries or the company, or any associate of any such director, officer, affiliate or security holder is a party adverse to the company or any of its subsidiaries, except for the Sky Matters discussed within Item 12. “Security Ownership of Certain Beneficial Owners of 5% or Greater”.

The Board of Directors

The Board of Directors oversees the business affairs of our Company and monitors the performance of our management. At the October 16, 2003 Annual Meeting of Shareholders, our shareholders voted to approve an amendment to our Certificate of Incorporation to eliminate the classification and staggered terms of our Board. Presently, our Board of Directors consists of 4 members, including Messrs. Leighton, Duncan, Toh, and Shek. The Board members discussed various business matters informally on numerous occasions throughout fiscal 2005. The Board held 4 regularly scheduled and 12 special meetings during 2005. No incumbent director attended less than 75% of the Board meetings during his tenure this fiscal year.

Committees of the Board of Directors

Our Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee assists the Board in the oversight of the audit of the Company’s consolidated financial statements and the quality and integrity of its accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. During fiscal 2005, the Audit Committee held 4 regularly scheduled meetings and 12 special meetings. Its current members are Henry Y.L. Toh, Donald Shek and Alfred T. Duncan. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the standards provided by the Nasdaq Stock Market, Inc. The Board has adopted a written charter for the Audit Committee, which can be found on our website at http://www.crownfin.com. A copy of the written Audit Committee charter was included as Appendix C to our proxy statement filed with the SEC in connection with our October 2003 annual shareholder meeting.

During fiscal 2005, Dilworth Paxson, LLP, a firm with which Susan S. Ciallella, a former director, was a partner, received fees in connection with legal services provided to us. Ms. Ciallella resigned as a Board member and a member of all three standing committees of the Board, effective as of February 15, 2005. She cited personal reasons for her resignation. As of June 10, 2005, Ms. Ciallella beneficially held no shares of our common stock.

Audit Committee Financial Experts. Our Board has also determined that Messrs. Toh and Shek, both members of the Audit Committee, are audit committee financial experts as defined by Item 401(h) of Regulation S-K under the Exchange Act and are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A.

Compensation Committee. The principal functions of the Compensation Committee are to evaluate the performance of our senior executives, to consider the design and competitiveness of our compensation plans, to review and approve senior executive compensation and to administer our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Presently, the Compensation Committee’s members are Alfred T. Duncan and Henry Y.L. Toh. The Board has adopted a written charter for the Committee, which can also be found on our website at http://www.crownfin.com. During fiscal 2005, the Compensation Committee held 5 formal meetings.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee was formed on April 21, 2004. Currently, Alfred T. Duncan, Donald Shek and Henry Y. L. Toh, all independent directors, are the members of the Nominating Committee. The Nominating Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the stockholders at each Annual Meeting. The Committee, among other things, annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. The Board has adopted a written charter for the Committee, which can be found on our website at http://www.crownfin.com. During fiscal 2005, the Committee held 1 formal meeting.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Act of 1933. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

The Code of Conduct and Ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the ethics code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the Code of Conduct and Ethics.

A copy of the Codes can be found on our website at http://www.crownfin.com. We intend to satisfy the disclosure requirements regarding any amendments to, or waivers from, a provision of the Codes that applies to its principal executive, financial and accounting officers by posting such information on its website at the address set forth above. In addition, we undertake to provide copies of the Codes to any person, at no charge, upon a written request. All written requests should be directed to: Regina H. Connolly, Corporate Secretary, Crown Financial Holdings, Inc., 525 Washington Boulevard, Jersey City, NJ 07310.

Communicating with the Board

The Board desires to foster open communications with its security holders regarding issues of a legitimate business purpose affecting our Company. Each Board member is willing to accept correspondence. Communications from shareholders should be in the form of written correspondence and sent via registered mail or overnight delivery to our corporate office, care of the Corporate Secretary. Electronic submissions of security holder correspondence will not be accepted. The correspondence shall include supporting documentation evidencing the security holder’s stock or other holdings in the Company. The Corporate Secretary shall pass on any such communication, other than a solicitation for a product or service or a request for copies of reports filed with the Commission, to the appropriate Board member. Any security holder correspondence addressed generically to the Board of Directors will be forwarded to the Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2005, except for (1) the following individuals that inadvertently filed late reports, including John P. Leighton (5 Form 4, 1 Form 5), Jeffrey M. Hoobler (1 Form 4, 1 Form 5), Charles B. Kennedy III (1 Form 3, 1 Form 4, 1 Form 5), Alan E. Feitell (1 Form 3, 4 Form 4, 1 Form 5), Robert S. Thornton (1 Form 3, 2 Form 4, 1 Form 5); Michael B. Silver (1 Form 4); Alfred T. Duncan (1 Form 4, 1 Form 5), Donald Shek (1 Form 3, 1 Form 4, 1 Form 5), Susan S. Ciallella (former independent director) (1 Form 3, 1 Form 4), Andrew Wimpfheimer (former independent director) (1 Form 4, 1 Form 5) and Henry Y.L. Toh (1 Form 3, 1 Form 4, 1 Form 5); and (2) the following individuals that failed to file reports, including Timothy M. Demarest (1 Form 4, 1 Form 5) and Michael B. Silver (1 Form 4, 1 Form 5).

Item 11. Executive Compensation.

The following table sets forth the information regarding annual and long-term compensation with respect to fiscal 2005, 2004 and 2003, respectively, paid or accrued by us, to or on behalf of those persons who were, during fiscal 2005, our Chief Executive Officer and our most highly compensated executive officers serving as such as of January 31, 2005, whose compensation was in excess of $100,000 (Named Executive Officers).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation			All Other Compensation (9) $
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Compensation $	(7) Restricted Stock Award(s) $	Securities Underlying Options (8) #	LTIP Payouts $
John P. Leighton (1) (7) Chairman, Chief Executive Officer, President and Director	2005 2004 2003	400,000 445,833 22,212	— — —	— — —	— — 397,500	— 2,047,631 —	— — —	— — —

Jeffrey M. Hoobler (2) (7) Interim Chief Executive Officer and President	2005 2004 2003	215,625 230,000 13,846	— 100,000 —	— — —	— — —	100,000 157,322 75,000	— — —	— — —

Charles B. Kennedy III (3) (7) Interim Chief Executive Officer and President	2005 2004 2003	179,936 — —	— — —	— — —	— — —	235,000 — —	— — —	— — —

Timothy M. Demarest (4) (7) Executive Vice President and Chief Technology Officer	2005 2004 2003	354,166 316,083 —	— 325,000 —	— — —	— — —	50,000 300,000 —	— — —	— — —

Alan E. Feitell (5) (7) Senior Vice President and Manager of Equity Trading	2005 2004 2003	83,959 33,750 —	— — —	236,111 106,108 —	— — —	65,000 7,500 —	— — —	— — —

Robert S. Thornton (6) (7) Senior Vice President, Chief Financial Officer and Treasurer	2005 2004 2003	150,000 51,458 —	— — —	— — —	— — —	150,000 50,000 —	— — —	— — —

Note: This table should be read in conjunction with the descriptions of the respective employment agreements and the related amendments thereto, as provided in “Employment Agreements, Termination of Employment and Change-in-Control Agreements” discussion of this proxy statement.

(1)	Mr. Leighton commenced employment with Group on January 14, 2003. He received 750,000 shares of immediately vested, restricted common stock as a sign-on bonus at a fair market value of $0.53 per share. As of January 31, 2005, the value of the 750,000 shares of restricted stock awards outstanding was $165,000 at a fair market value of $0.22 per share. Mr. Leighton forfeited $343,269 and $22,212 of salary during fiscal 2004 and 2003, respectively, which are included in the figures in the table above. In addition, Mr. Leighton amended his original contract, reducing his salary to $400,000 beginning January 1, 2004, as provided in the “Employment Agreements, Termination of Employment and Change-in-Control Agreements” discussion of this proxy statement. The difference in salary between what Mr. Leighton was entitled to under the original contract as compared to the amendment is not reflected in the table above. Mr. Leighton requested administrative leave from his executive officer responsibilities on March 25, 2004 to devote his efforts to addressing certain regulatory matters arising out of his tenure with another NASD member firm.
(2)	Mr. Hoobler commenced employment with Group on January 14, 2003 as Executive Vice President and Chief Operating Officer and his contract expired on January 14, 2005. On March 10, 2005, Mr. Hoobler rejoined Crown Holdings as Interim President and Chief Executive Officer. Mr. Hoobler forfeited $12,500 of salary and $100,000 of bonus during fiscal 2004, which are included in the figures in the table above.
(3)	Mr. Kennedy commenced employment with Group on March 3, 2004 as Senior Vice President and Director of Institutional Sales and on March 25, 2004 he was appointed Interim President and Chief Executive Officer. Mr. Kennedy resigned from Crown Holdings as of March 10, 2005. Mr. Kennedy forfeited $8,333 of salary during fiscal 2005, which are included in the figures in the table above.
(4)	Mr. Demarest commenced employment with Group on February 18, 2003 and his contract expired on February 17, 2005. Mr. Demarest resigned effective as of February 17, 2005 upon the expiration of his employment agreement with the Company. Of his total bonus for fiscal 2004, $225,000 was paid in the subsequent fiscal year. Mr. Demarest forfeited $29,167 of salary and $50,000 of bonus during fiscal 2004, which are included in the figures in the table above. In addition, Mr. Demarest did not receive $14,583 of salary during fiscal 2005 which is included in the figures in the table above and is the subject, among other matters, of litigation between Mr. Demarest and the Company.

(5)	Mr. Feitell commenced employment with Group on May 1, 2003 as Co-Manager of OTC/Bulletin Board Trading and on April 20, 2004, he was appointed Manager of Equity Trading. Other Annual Compensation for Mr. Feitell represents commission payments. Mr. Feitell forfeited $4,167 of salary and $26,792 of commission payments during fiscal 2005, which are included in the figures in the table above.
(6)	Mr. Thornton commenced employment with Group on September 8, 2003 as Controller and on March 9, 2004 he was appointed Chief Financial Officer and Treasurer. Mr. Thornton forfeited $6,250 of salary during fiscal 2005, which are included in the figures in the table above.
(7)	The amounts shown in the column represent the dollar value of the common stock on the date of the grant of the restricted stock.
(8)	Indicates number of shares of common stock underlying options.
(9)	This table excludes perquisites and other personal benefits, unless such compensation represents greater than $50,000 or 10% of the total salary and bonus reported for each officer.

Option Grants in Last Fiscal Year

The following table contains information concerning options granted to the Named Executive Officers during fiscal 2005:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	(1) Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Jeffrey M. Hoobler	100,000	5.8%	$0.41	9/7/2009	$11,328	$25,031
Charles B. Kennedy III	60,000	3.5%	$2.13	3/3/2009	$35,309	$78,023
Charles B. Kennedy III	75,000	4.4%	$1.83	3/24/2009	$37,920	$83,792
Charles B. Kennedy III	100,000	5.8%	$0.41	9/7/2009	$11,328	$25,031
Timothy M. Demarest	50,000	2.9%	$0.41	9/7/2009	$5,664	$12,515
Alan E. Feitell	50,000	2.9%	$0.41	9/7/2009	$5,664	$12,515
Alan E. Feitell	15,000	0.9%	$0.30	11/15/2009	$1,243	$2,747
Robert S. Thornton	50,000	2.9%	$1.83	3/24/2009	$25,280	$55,862
Robert S. Thornton	100,000	5.8%	$0.41	9/7/2009	$11,328	$25,031

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the particular option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

No options were exercised during fiscal 2005 by the Named Executive Officers from the Summary Compensation Table. The following table contains information concerning the number and value, at January 31, 2005, of unexercised options held by the Named Executive Officers:

Name	Number of Securities Underlying Unexercised Options at FY-End(#) (Exercisable/Unexercisable)	Value of Unexercised In-the- Money Options at FY-End ($) (Exercisable/Unexercisable)
John P. Leighton	1,982,544/65,087	0/0
Jeffrey M. Hoobler (1)	232,322/0	0/0
Charles B. Kennedy III (2)	135,000/100,000	0/0
Timothy M. Demarest (3)	200,000/150,000	0/0
Alan E. Feitell	5,850/66,650	0/0
Robert S. Thornton	83,500/116,500	0/0

(1)	Mr. Hoobler’s unvested options were cancelled when his contract expired on January 14, 2005. The 232,322 vested options were cancelled on April 14, 2005, three months following his contract expiration.
(2)	Mr. Kennedy’s options were cancelled on March 10, 2005, when he voluntarily resigned from the Company.
(3)	Mr. Demarest’s contract expired on February 17, 2005, whereupon 150,000 options were cancelled immediately and 200,000 vested options were cancelled on May 17, 2005, three months following his contract expiration.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

John P. Leighton Employment Agreement

John P. Leighton served as Chief Executive Officer during the 2004 fiscal year and through the commencement of his administrative leave on March 25, 2004, during which this employment agreement remains in force. His original agreement provided for base compensation of $450,000 for the 1st year of the agreement and $675,000 per year for the 2nd and 3rd years of the agreement. The agreement expires in January 2006. Mr. Leighton is eligible, during the term of the agreement, to receive a semi-annual cash bonus, subject to the Company’s achieving certain pre-tax earnings, of 11% of the Company’s pre-tax earnings. Mr. Leighton is also eligible to receive a performance bonus of $1,000,000 if the Company’s revenues during any 12-month period during the term of the agreement are equal to or greater than $50,000,000 (but less than $100,000,000) and the Company has pre-tax profit of $3,000,000 for such period. Mr. Leighton can only receive such performance bonus for reaching the $50,000,000 target once during the term of the agreement. If Mr. Leighton receives the $1,000,000 performance bonus, he will be eligible to receive an additional $2,000,000 performance bonus whenever the Company’s revenues during any 12-month period during the term of the agreement exceed $100,000,000 and the Company has $5,000,000 pre-tax profit for such period. Mr. Leighton can only receive such additional performance bonus for reaching the $100,000,000 target once during the term of the agreement. Pursuant to the agreement, Mr. Leighton was issued 750,000 shares of our common stock. In addition, the agreement called for Mr. Leighton to be issued a warrant for 1,000,000 shares of common stock.

During the term of the agreement, if Mr. Leighton introduces the Company to an unaffiliated third-party which consummates an acquisition transaction with the Company resulting in a change of control, the Company shall, upon the consummation of such transaction, as compensation for such introduction, pay Mr. Leighton in addition to all compensation provided for in the agreement and the acceleration of the warrants then held by Mr. Leighton, an aggregate sum of (i) $600,000 and (ii) the sum determined by multiplying (x) the number of unexercised warrants then held by Mr. Leighton, whether vested or not, by (y) the difference between (A) the per share price paid in the transaction (or the fair market value of the non-cash consideration paid if the purchase price is not paid in cash) and (B) the average closing price of the common stock for the last 45 days prior to the consummation of the transaction. Upon payment of the amounts set forth above and any other amounts then due Mr. Leighton under the agreement, with the consent of the acquiring entity, the agreement shall cease to have any further binding effect. On March 17, 2005, Mr. Leighton executed a written waiver and consent whereby he expressly undertook to waive his right to receive, if he were to become entitled, the additional compensation under his employment agreement associated with a change in control transaction, as it relates specifically to the preferred stock private placement transaction currently underway.

If payment or accrual for payment of the amount due Mr. Leighton pursuant to an incentive bonus or a performance bonus would cause the Company to have less than $1,500,000 in Net Capital (as defined under the Exchange Act rules), the Company is only required to pay Mr. Leighton, or accrue for payment, such amount of the incentive bonus or performance bonus as would allow the Company to maintain Net Capital of not less than $1,500,000 and the balance of such incentive bonus or performance bonus will be forfeited by Mr. Leighton. Notwithstanding the above, in no event shall Mr. Leighton’s aggregate annual incentive bonus and performance bonus exceed 50% of the Company’s pre-tax earnings for any given year during the term of the agreement.

If Mr. Leighton’s agreement is terminated without cause, (i) the Company will pay Mr. Leighton all base salary that would have been paid to him if he completed the term of the agreement, (ii) Mr. Leighton will be entitled to payment of the incentive bonus if the applicable pre-tax earnings target is met, (ii) Mr. Leighton will be entitled to payment of a performance bonus if the required revenues targets are achieved, and (iv) the warrants will be fully vested. Notwithstanding the foregoing, the Company may satisfy its obligations to Mr. Leighton by paying him a lump sum of $1,500,000.

In September 2003, Mr. Leighton’s original agreement was amended to provide that he be issued 1,950,000 options subsequent to shareholder approval of the 2003 Equity Incentive Plan, in exchange for accepting cancellation of the original agreement to issue a warrant to purchase 1,000,000 shares of common stock at a pre-determined price. During fiscal 2004, Mr. Leighton agreed to several compensation forfeitures, the last of which was executed on January 16, 2004, whereby his contractual agreement was amended to provide for annual base compensation of $400,000 effective January 1, 2004.

Directors’ Compensation

Directors who are also employees do not receive compensation for their services as directors. Independent directors received options to purchase 50,000 shares of common stock during the 2005 fiscal year and will receive options to purchase 25,000 shares annually thereafter. Independent directors are compensated $12,500 per year for service on the Board of Directors plus an additional $5,000 per year for Audit Committee members (a total of $15,000 additional in the case of the Chairman of the Audit Committee). In addition, independent directors are compensated $1,000 for each in-person Board or Audit Committee meeting and $500 for each telephonic Board or Audit Committee meeting.

Equity Incentive Plans

We currently have 3 outstanding equity incentive plans: (a) the 1993 Employees Stock Option Plan (1993 Plan) reserving 3,000,000 shares of common stock for the issuance of awards; (b) the 2000 Stock Option Plan (2000 Plan) reserving 500,000 shares of common stock for the issuance of awards; and (c) the 2003 Equity Incentive Plan (2003 Plan) reserving 4,500,000 shares of common stock for the issuance of awards, (Plans). The Plans are available for the issuance of awards to our employees, directors and consultants. The purpose of the Plans is to attract and retain employees with exceptional abilities and leadership qualities, and to ensure that their interests are aligned with the shareholders. The Plans provide for grants of non-qualified stock options, incentive stock options, warrants and restricted stock awards or any combination of the foregoing.

As of June 10, 2005, (a) a restricted stock award of 750,000 shares plus non-qualified stock options to acquire 1,449,647 shares of common stock have been granted (net of cancellations) under the 1993 Plan, of which 1,382,147 options have been exercised; (b) non-qualified stock options to acquire 409,941 shares of common stock have been granted under the 2000 Plan, of which 124,020 options have been exercised; (c) and warrants and non-qualified stock options to acquire 2,966,180 shares of common stock have been granted under the 2003 Plan, of which none have been exercised. The outstanding options and warrants to acquire the shares of common stock under the Plans have an exercise price ranging from $0.30 per share to $4.45 per share.

Compensation Committee Interlocks and Insider Participation

Alfred T. Duncan and Henry Y.L. Toh, each being an independent director, are the current members of the Compensation Committee. In addition, during the last fiscal year John Leighton (executive officer on an administrative leave) also served on the Compensation Committee. However, during the last fiscal year, the Board maintained a separate 162(m) Committee, whose members were exclusively independent directors, which committee determined executive officer compensation. The Board terminated the 162(m) Committee and delegated its functions and responsibilities to the Compensation Committee. No other executive officer currently serves on the Compensation Committee or any similar committee of another public company, one of whose executive officers sits on the Compensation Committee of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Beneficial Owners of 5% or Greater

The common stock and Series A Preferred Stock constitute our only voting securities. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock and has voting rights on an as converted basis. The following table shows, as of June 10, 2005 and to the best of our knowledge, all persons we know to be “beneficial owners” of more than 5% of the voting stock. On June 10, 2005, there were 18,463,902 shares of common stock and 7,807 shares of Series A Preferred issued and outstanding, respectively. Such information is based, in part, upon information provided by certain shareholders of the Company. In the case of persons other than the officers and Directors of the Company, such information is based on the Company’s records in the case of private placements of restricted securities and a review of Schedules 13D and 13G filed with the SEC.

Name and Address of Beneficial Owner (1)	Title of Class	Number of Shares Beneficially Owned	% of Voting Stock Beneficially Owned
John P. Leighton (2)	Common	4,966,725	17.6%
Rissington Investments (3)	Common	3,548,000	13.5%
Mining Feasibility Capital Corp. (4)	Common	3,210,000	12.2%
Sky Capital Holdings Ltd. (5)	Common	2,272,728	8.7%
Sky Capital Enterprises, Inc. (5)	Common	2,272,727	8.7%

(1)	Unless noted, the ownership of record of such shares of common stock or common stock equivalents are the person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of common stock or common stock equivalents owned by each of them. As to each person or entity named as beneficial owners, such person’s or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be.
(2)	The number of shares beneficially owned by John P. Leighton includes: (i) 1,917,410 restricted shares of common stock owned directly by Mr. Leighton, (ii) 995,843 shares of common stock that Mr. Leighton may acquire from Martin H. Meyerson upon the exercise of a right of first refusal granted to Mr. Leighton by Mr. Meyerson (the “Right of First Refusal”) pursuant to the January 14, 2003 Stockholders’ Agreement, (iii) 1,982,544 shares of common stock issuable directly to Mr. Leighton upon the exercise of options within 60 days and (iv) 70,928 unrestricted shares of common stock owned directly by

Mr. Leighton. Under the Stockholder’s Agreement, before Mr. Meyerson sells any shares that he beneficially owns, the shares must first be offered to Mr. Leighton, and Mr. Leighton has two business days to exercise his Right of First Refusal. If he does not exercise his right, Mr. Meyerson has thirty days to sell the shares to whomever he wishes, after which the Right of First Refusal goes back into effect. As an exception, Mr. Meyerson is permitted to sell up to 100,000 shares in a twelve month period, but not to exceed 300,000 shares in the aggregate, without first offering the shares to Mr. Leighton. The Right of First Refusal terminates upon the earlier of (1) Mr. Meyerson’s death and (2) Mr. Leighton ceasing to be a director of the Company. Mr. Leighton requested administrative leave from his executive officer responsibilities on March 25, 2004 to devote his efforts to addressing certain regulatory matters arising out of his tenure with another NASD member firm. He remains a director of the Company.

(3)	Represents 3,548 shares of privately sold Series A Preferred Stock, which are convertible into 3,548,000 shares of common stock, purchased by Rissington Investments during March and April 2005. The foregoing preferred stock share issuance was approved by our Board of Directors. The mailing address of Rissington Investments is Asia Centre, 9030 W. Sahara Avenue, Unit 416, Las Vegas, Nevada 89117.
(4)	Represents 3,210 shares of privately sold Series A Preferred Stock, which are convertible into 3,210,000 shares of common stock, purchased by Mining Feasibility Capital Corp. during March and April 2005. The foregoing preferred stock share issuance was approved by our Board of Directors. The mailing address of Mining Feasibility Capital Corp. is 1350 E. Flamingo Road, Suite 342, Las Vegas, Nevada 89119.
(5)	Represents privately sold common stock shares of the Company purchased by the Sky Capital entities in August 2004. Sky Capital Enterprises Inc., a Delaware corporation, and Sky Capital Holdings Ltd., an affiliate of Sky Enterprises, purchased 4,545,455 (split between the two Sky Capital entities) common stock shares. In addition to, and in connection with, the purchase of these shares, the Company and Sky Capital executed a Registration Rights Agreement (“RRA”) and an Investors’ Rights Agreement (“IRA”). Under the RRA, the Company agreed to prepare and file, on or before January 5, 2005, a registration statement with the SEC covering the Sky shares. Under the IRA, the Company agreed, among other things, to appoint Michael Recca, President of Sky Holdings and Sky Enterprises, as a member of Crown’s Board of Directors and to hold annual shareholder meetings within 180 days after the end of Crown’s fiscal year commencing on January 31, 2005. The Sky Capital entities have filed an action against Group and the Company related to the RRA, as disclosed in the “Directors and Executive Officers” discussion within this proxy. The foregoing common stock share issuances were approved by our Board of Directors. The addresses of both Sky Capital Holdings Ltd. and Sky Capital Enterprises, Inc is 101 Wall Street, 2nd Floor, New York, NY 10005.

Sky Matters

On December 23, 2004, Sky Capital Holdings Ltd. and Sky Capital Enterprises Inc., the investors in the August 2004 private placement (Sky Entities), made a written demand of rescission of their investment in securities of Crown Financial Group. Subsequent to the rescission demand, on April 20, 2005, Sky Entities filed an action against Group and Crown Holdings in the matter captioned Sky Capital Holdings, Inc. and Sky Capital Enterprises, Inc. v. Crown Financial Group, Inc. and Crown Financial Holdings, Inc., Civil Case No. 05 CV 4006, in the United States District Court for the Southern District of New York (Complaint). The Complaint alleges, among other things, that we breached the Registration Rights Agreement (RRA) by failing to register the Sky shares by January 5, 2005. In addition to requesting specific performance, in accordance with the agreement, the Complaint also requests that Sky be awarded damages and reimbursement for the cost of the litigation, in an amount to be determined at trial. We filed an answer on May 25, 2005 denying the allegations as well as cross-claiming for a declaratory judgment that we had not violated the RRA. As this litigation is in an early stage, we are unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly, have not recorded any liability of any judgment or settlement that may result from the resolution of these matters. We intend to defend ourselves vigorously in the foregoing action.

Security Ownership of Executive Officers and Directors

The following table shows, as of June 10, 2005, the common stock owned by each director and executive officer. As of June 10, 2005, all of the present directors, as a group of four persons, own beneficially 5,164,225 shares (a beneficial ownership of 18.2%) and all of our present directors and executive officers, as a group of nine persons, own beneficially 5,424,828 shares (a beneficial ownership of 19%) of our common stock. Unless noted, all of such shares of common stock are owned as of Record Date by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. As to each person or entity named as beneficial owners, such person’s or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be. Unless otherwise stated, the business address of each of the named individuals in this table is c/o Crown Financial Holdings, Inc., 525 Washington Boulevard, Jersey City, New Jersey 07310.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
John P. Leighton (1)	4,966,725	17.6%
Robert S. Thornton (2)	108,500	*
Alfred T. Duncan (3)(9)	92,500	*
Alan E. Feitell (4)	92,433	*
Henry Y. L. Toh (5)(9)	55,000	*
Jeffrey M. Hoobler (6)	54,000	*
Donald Shek (7)(9)	50,000	*
George L. Schneider (8)	5,670	*
Brian J. McCann	0	0%
All directors and executive officers as a group (9 people) (10)	5,424,828	19.0%

*	Less than 1%
(1)	The number of shares beneficially owned by John P. Leighton includes: (i) 1,917,410 restricted shares of common stock owned directly by Mr. Leighton, (ii) 995,843 shares of common stock that Mr. Leighton may acquire from Martin H. Meyerson upon the exercise of a right of first refusal granted to Mr. Leighton by Mr. Meyerson (Right of First Refusal) pursuant to the January 14, 2003 Stockholders’ Agreement, (iii) 1,982,544 shares of common stock issuable directly to Mr. Leighton upon the exercise of options within 60 days and (iv) 70,928 unrestricted shares of common stock owned directly by Mr. Leighton. Under the Stockholder’s Agreement, before Mr. Meyerson sells any shares that he beneficially owns, the shares must first be offered to Mr. Leighton, and Mr. Leighton has two business days to exercise his Right of First Refusal. If he does not exercise his right, Mr. Meyerson has thirty days to sell the shares to whomever he wishes, after which the Right of First Refusal goes back into effect. As an exception, Mr. Meyerson is permitted to sell up to 100,000 shares in a twelve month period, but not to exceed 300,000 shares in the aggregate, without first offering the shares to Mr. Leighton. The Right of First Refusal terminates upon the earlier of (1) Mr. Meyerson’s death and (2) Mr. Leighton ceasing to be our director. Mr. Leighton requested administrative leave from his executive officer responsibilities on March 25, 2004 to devote his efforts to addressing certain regulatory matters arising out of his tenure with another NASD member firm. He remains our director.
(2)	The number of shares beneficially owned by Robert S. Thornton includes (i) 25,000 restricted shares of common stock held in an IRA for the direct benefit of Mr. Thornton, and (ii) 83,500 shares of common stock issuable directly to Mr. Thornton upon the exercise of options.
(3)	The number of shares beneficially owned by Alfred T. Duncan includes (i) 20,000 restricted shares of common stock owned directly by Mr. Duncan and (ii) 72,500 shares of common stock issuable directly to Mr. Duncan upon the exercise of options.
(4)	The number of shares beneficially owned by Alan E. Feitell includes (i) 75,758 restricted shares of common stock owned directly by Mr. Feitell, (ii) 10,000 unrestricted shares of common stock owned directly by Mr. Feitell, and (iii) 6,675 shares of common stock issuable directly to Mr. Feitell upon the exercise of options.
(5)	The number of shares beneficially owned by Henry Y.L. Toh includes 5,000 shares of common stock owned indirectly by his spouse (Mr. Toh disclaims beneficial ownership of these securities) and (ii) 50,000 shares of common stock issuable directly to Mr. Toh upon the exercise of options.
(6)	The number of shares beneficially owned by Jeffrey M. Hoobler includes (i) 50,000 restricted shares of common stock held in an IRA for the direct benefit of Mr. Hoobler, and (ii) 4,000 shares of common stock owned indirectly by members of his family.
(7)	The number of shares beneficially owned by Donald Shek represents 50,000 shares of common stock issuable directly to Mr. Shek upon the exercise of options.
(8)	The number of shares beneficially owned by George L. Schneider represents 5,670 shares of common stock issuable directly to Mr. Schneider upon the exercise of options.
(9)	Independent director.
(10)	The number of shares beneficially owned by all directors and executive officers as a group includes (i) 2,013,168 restricted shares of common stock owned directly by members of the group; (ii) 2,250,889 shares of common stock issuable to members of the group upon the exercise of options; (iii) 995,843 shares of common stock issuable upon the exercise of a right of first refusal, (iv) 75,000 restricted shares of common stock held by IRA accounts for the direct benefit of members of the group; (v) 9,000 shares of unrestricted common stock owned indirectly by group members’ families; and (vi) 80,928 unrestricted shares owned directly by member’s of the group.

The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s common stock are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a) (1) (c)
1993 Plan	105,000	$3.59	762,853
2000 Plan	670,617	$1.14	(294,637)
2003 Plan	3,898,246	$2.10	601,754

Equity compensation plans at January 31, 2005	4,673,863	$2.00	1,069,970
Equity compensation plans at June 10, 2005	3,304,601	$2.22	2,439,232

Certain options granted under the 2000 Plan were inadvertently issued in excess of the reserved maximum. Insofar as these issuances were outside the scope of the 2000 Plan, these options would be deemed as non-qualified options. There was no intention to issue options greater than the aggregate 8,000,000 available. All Company equity compensation plans have been approved by security holders.

Item 13. Certain Relationships and Related Transactions.

On June 30, 2004, Group and John P. Leighton, its Chairman of the Board of Directors, on the one hand, and Sanville & Company and its principal, Robert Sanville (Sanville), on the other hand, entered into an Amended Release and Settlement Agreement (Settlement). Under the Settlement, Group and John P. Leighton agreed to release and discharge Sanville from all claims which Group could assert against Sanville relating to the auditing services rendered to Group by Sanville, in consideration for a $700,000 payment by Sanville to Group. Mr. Leighton did not receive any consideration from Sanville. Sanville served as Group’s independent auditor from March 1, 2002 to June 12, 2003. Group received the consideration payable under the Settlement on June 30, 2004.

On July 28, 2004, Group entered into a Stock Repurchase Agreement (Repurchase Agreement) with ViewTrade Holding Corporation, a Delaware corporation (ViewTrade), pursuant to which Group agreed to sell its entire beneficial interest in ViewTrade to ViewTrade. Under the Repurchase Agreement, Group agreed to divest itself of 793,981 shares of common stock of ViewTrade, which shares represented approximately 16% of ViewTrade’s outstanding securities (Shares). In turn, ViewTrade agreed to pay the purchase price in the amount of $250,000 for the Shares. The closing of the Repurchase Agreement occurred on July 29, 2004. Contemporaneously with the closing of the Shares repurchase, Timothy Demarest, Group’s then Executive Vice President and Chief Technology Officer, agreed to resign as a member of ViewTrade’s Board of Directors. Group acquired its beneficial interest in ViewTrade when Group’s former subsidiary, eMeyerson.com, Inc. merged into a wholly-owned subsidiary of ViewTrade on July 25, 2001. Until February 29, 2004, ViewTrade subleased approximately 5,800 square feet of the 35th floor space from Group, which resulted in sublease income of $214,310 for the year ended January 31, 2004.

During the year ended January 31, 2005, the Company sold in privately negotiated transactions 732,946 shares of Company common stock, not registered under the Securities Act of 1933, to directors, executive officers, and their respective family members, for gross proceeds of $512,226. These sales were made pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws and were approved by our Board. Appropriate legends were affixed to the certificates representing the securities issued. All of the proceeds from these share issuances were used for our working capital purposes, to increase our level of shareholders’ equity and net capital as required under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Marcum & Kliegman LLP (“M&K”) were our independent registered public accountants (“Principal Accountant”) for fiscal 2005 and Ernst & Young, LLP (“E&Y”) was our Principal Accountant for fiscal 2004 and both were responsible for performing independent audits of the consolidated financial statements in accordance with generally accepted auditing standards in the United States of America.

Fees paid to our Principal Accountants for each of the past two years are set forth below. All fees paid to our Principal Accountants were pre-approved by the Audit Committee.

	Fiscal year ended
	1/31/05*	1/31/04**
Audit fees	$212,765	$375,000
Audit-related fees	66,136	45,600
Tax fees	0	0
All other fees	62,500	211,100

Total fees paid to Principal Accountants	$341,401	$631,700

*	Fees paid to M&K, BDO or E&Y. See below for details.
**	Fees paid to E&Y.

Audit Fees

Audit fees of $212,765 and $375,000 during fiscal 2005 and 2004, respectively, were for professional services rendered for the audit of our annual consolidated financial statements for fiscal 2005 and 2004, the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for fiscal 2005 and 2004 and services in connection with our statutory and regulatory filings for fiscal 2005 and 2004. Of the $212,765 amount incurred during fiscal 2005, $92,765 was paid or accrued related to BDO’s review of the second and third quarter Forms 10-Q and their preliminary audit work associated with fiscal 2005, and $120,000 was accrued related to M&K’s work associated with the audits of the broker dealer Annual Audit Report as well as the Form 10-K for fiscal 2005.

Audit-Related Fees

Audit related fees of $66,136 accrued for BDO and $45,600 paid to E&Y during fiscal 2005 and 2004, respectively, were for assurance and related services rendered that are reasonably related to the audit and reviews of our consolidated financial statements for fiscal 2005 and 2004, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits and accounting consultations.

Tax Fees

We did not incur fees from our Principal Accountants related to tax compliance or consulting and planning services rendered during fiscal 2005 and 2004.

All Other Fees

Other fees of $62,500 and $211,100 during fiscal 2005 and 2004, respectively, relate to services provided by E&Y to support the Company’s financial restatement efforts.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent registered public accountant. Such policies and procedures provide that management and the independent registered public accountant shall jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the Annual Plan for each fiscal year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the Annual Plan on a case-by-case basis. Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and the independent registered public accountant to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members, for audit and non-audit services to a subcommittee consisting of one or more members of the Audit Committee. Any service pre-approved by a delegatee must be reported to the Audit Committee at the next scheduled quarterly meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Exhibits:

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description of Exhibit
2	Agreement and Plan of Merger dated as of January 11, 2005	(1)

3.1	Articles of Incorporation, as amended	(2)

3.2	By-Laws	(2)

10.1	Sky Capital Holding Ltd. Subscription Agreement	(3)

10.2	Sky Capital Enterprises Inc. Subscription Agreement	(3)

10.3	Sky Capital Holding Registration Rights Agreement	(3)

10.4	Sky Capital Holding Investors’ Rights Agreement	(3)

16.1	Letter to Registrant from Ernst & Young, LLP dated July 16, 2004	(4)

16.2	Letter to SEC from BDO Seidman, LLP dated April 21, 2005	(5)

21	List of Subsidiaries	(6)

23.1	Consent of Independent Registered Public Accountants, Marcum & Kliegman LLP	(6)

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young, LLP	(6)

23.3	Consent of Independent Registered Public Accountants, Sanville & Company	(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(6)

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(6)

(1)	Incorporated herein by reference from the Current Report on Form 8-K filed by the Company on January 13, 2005.
(2)	Incorporated herein by reference from the Current Report on Form 8-K filed by the Company on February 23, 2005.
(3)	Incorporated herein by reference from the Current Report on Form 8-K filed by the Company on August 6, 2004.
(4)	Incorporated herein by reference from the Current Report on Form 8-K filed by the Company on July 20, 2004.
(5)	Incorporated herein by reference from the Current Report on Form 8-K filed by the Company on April 21, 2005.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN FINANCIAL HOLDINGS, INC. (Registrant)

By:	/S/ JEFFREY M. HOOBLER
Jeffrey M. Hoobler
Interim Chief Executive Officer and President

Date: July 5, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JOHN P. LEIGHTON John P. Leighton	Chairman and Director	July 5, 2005

/S/ JEFFREY M. HOOBLER Jeffrey M. Hoobler	Interim Chief Executive Officer and President (Principal Executive Officer)	July 5, 2005

/S/ ROBERT S. THORNTON Robert S. Thornton	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 5, 2005

/S/ ALFRED T. DUNCAN Alfred T. Duncan	Director	July 5, 2005

/S/ DONALD SHEK Donald Shek	Director	July 5, 2005

/S/ HENRY Y.L. TOH Henry Y. L. Toh	Director	July 5, 2005